Form 10-Q
period 2015-05-31
COSTO INC.
filed 2015-07-22
CIK 1621199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COSTO INC.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

32-0440076 IRS Employer Identification Number	5013 Primary Standard Industrial Classification Code Number

Costo Inc.

Shierweilu Nanjingjie Street №67, Heping District,

Shenyang, Liaoning, China 110003

Tel. +85281925811

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [] NO [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,000,000 as of July 22, 2015.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS	3
	CONDENSED BALANCE SHEETS	3
	CONDENSED STATEMENTS OF OPERATIONS (unaudited) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)	4
	CONDENSED STATEMENTS OF CASH FLOWS (unaudited)	5
	CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4.	CONTROLS AND PROCEDURES	15
PART II OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4	MINE SAFETY DISCLOSURES	14
ITEM 5	OTHER INFORMATION	14
ITEM 6	EXHIBITS	14
	SIGNATURES	15

ITEM 1. FINANCIAL STATEMENTS

COSTO INC. CONDENSED BALANCE SHEETS (Unaudited)
	MAY 31, 2015	NOVEMBER 30, 2014
ASSETS
Current Assets
Cash	$ 2,572	$ 6,640
Prepaid expenses	460	720
Total current assets	3,032	7,360

Total Assets	$ 3,032	$ 7,360

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from Director	3,477	677
Accounts payable	1,000
Total current liabilities	4,477	677
Total Liabilities	4,477	677

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in-capital	-	-
Accumulated deficit	(9,445)	(1,317)
Total Stockholder’s Equity	(1,445)	6,683

Total Liabilities and Stockholder’s Equity	$ 3,032	$ 7,360

The accompanying notes are an integral part of these financial statements.

COSTO INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the three month period ended May 31, 2015	For the period from Inception (May 6, 2014) to May 31, 2014	For the six month period ended May 31, 2015	For the period from Inception (May 6, 2014) to May 31, 2014

Revenue	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	1,896	117	8,128	117
Net loss from operations	(1,896)	(117)	(8,128)	(117)
Loss before income taxes	(1,896)	(117)	(8,128)	(117)
Income taxes	-	-	-	-
Net loss	$(1,896)	$ (117)	$ (8,128)	$ (117)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

COSTO INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six month period ended May 31, 2015	For the period from Inception (May 6, 2014) to May 31, 2014
CASH FLOWS GENERATED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (8,128)	$ (117)
Prepaid expenses	260	-
Accounts payable	1,000	-
Net cash provided by (used in) operating activities	6,868	(117)

CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES
Net cash generated by (used in) investing activities	-	-

CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from loan from Director	2,800	117
Net cash provided by financing activities	2,800	117

Net increase in cash and equivalents	(4,068)	-

Cash and equivalents at beginning of the period	6,640	-
Cash and equivalents at end of the period	$ 2,572	$ -

Supplemental cash flow information:

Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COSTO INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2015

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

COSTO INC. (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities. Since Inception (May 6, 2014) through May 31, 2015 the Company has not generated any revenue and has accumulated losses of $9,445.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on May 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 audited financial statements.  The results of operations for the six months ended May 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (May 6, 2014) resulting in an accumulated deficit of $9,445 as of May 31, 2015  and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted November 30 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2015 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities outstanding during the period from Inception (May 6, 2014) to May 31, 2015.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended May 31, 2015.

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of May 31, 2015 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been earned since inception.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On June 20, 2014 the Company issued 8,000,000 shares at $0.001 per share for total proceeds of $8,000.

As of May 31, 2015, the Company had 8,000,000 shares issued and outstanding.

NOTE 6 – INCOME TAXES

As of May 31, 2015 the Company had net operating loss carry forwards of $9,445 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of May 31, 2015, a Director had advance to us an amount of $3,477 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after May 31, 2015 for which disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Operation of the company involves organization of distribution of autoparts and components necessary for maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, Uzbekistan).

An automobile, as a means of transport, is present in everybody’s life. Within a given period, each automobile needs maintenance and repairs for which certain parts and components are required. Due to constant growth of automobile demand, consequently, part demand is increasing.

Many manufactures transfer their production facilities to China because of reduction of production and operating costs. In addition, China got its own automobile brands that actively enter the world market with its production. Concurrently, China develops associative productions that implement an issue of a wide selection of parts and components practically for any type of equipment. Part market of Chinese producers also features an alternative proposal – parts-analogues. Such parts are no different from the originals and meet all the standards and the technical properties of the original.

Costo Inc. was incorporated in the State of Nevada on May 6, 2014 and established a fiscal year end of November 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in distribution of autoparts and components necessary for maintenance and repairs of automobiles and special equipment. We have recently started our operation.

RESULTS OF OPERATION

We are a development stage company and have generated only limited revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED MAY 31, 2015 COMPARED TO THE PERIOD FROM INCEPTION (MAY 6, 2014) TO MAY 31, 2014

REVENUE

During the three month periods ended May 31, 2015  and for the period from Inception (May 6, 2014) to May 31, 2014 we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended May 31, 2015, we incurred general and administrative expenses of $1,896 compared to $117 incurred during the period from Inception (May 6, 2014) to May 31, 2014.  General and administrative expenses incurred during the three month period ended May 31, 2015  were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended May 31, 2015  was $1,896 compared to a net loss of $117 during the period from Inception (May 6, 2014) to May 31, 2014 due to the factors discussed above.

SIX MONTH PERIOD ENDED MAY 31, 2015 COMPARED TO THE SIX MONTH PERIOD ENDED MAY 31, 2014

REVENUE

During the six month periods ended May 31, 2015  and for the period from Inception (May 6, 2014) to May 31, 2014 we did not generate any revenue.

OPERATING EXPENSES

During the six month period ended May 31, 2015, we incurred general and administrative expenses of $8,128 compared to $117 incurred during the period from Inception (May 6, 2014) to May 31, 2014. The increase in total expenses incurred in the six months ended May 31, 2015 compared to the period from Inception (May 6, 2014) to May 31, 2014 was due to the increased scale and scope of our business operations.

NET LOSS

Our net loss for the six month period ended May 31, 2015  was $8,128 compared to a net loss of $117 during the period from Inception (May 6, 2014) to May 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED MAY 31, 2015

As of May 31, 2015, our total assets were $3,032 compared to $7,360 in total assets at November 30, 2014. Total assets as of May 31, 2015 comprised cash of $2,572 and $460 in prepaid expenses while as at November 30, 2014 total assets comprised cash of $6,640 and $720 in prepaid expenses. As of May 31, 2015, our current liabilities were $4,477 comprising $3,477 a loan form shareholder and $1,000 in accounts payable. As of November 30, 2014, our current liabilities were $677 comprising a loan form shareholder.

Stockholders’ equity was $6,683 as of November 30, 2014 compared to stockholders’ deficit of $1,445 as of May 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended May 31, 2015, net cash flows used in operating activities were $6,868 consisting of a net loss of $8,128, prepaid expenses of 260 and accounts payable of $1,000. Net cash flows used in operating activities was $117 for the period from Inception (May 6, 2014) to May 31, 2014.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the six months ended May 31, 2015  or for the period from Inception (May 6, 2014) to May 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the sale of shares of our common stock. For the six month periods ended May 31, 2015, net cash provided by financing activities was $2,800, received from proceeds from loans from our principal shareholder. For the period from Inception (May 6, 2014) to May 31, 2014, net cash provided by financing activities was $117 received from loan from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of May 31, 2015, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our November 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015 . Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the Six months periods ended May 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and six months ended May 31, 2015.

ITEM 4. MINE SAFETY DISLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTO INC.
Dated: July 22, 2015	By: /s/ Yuhua Xu
Yuhua Xu President and Chief Executive Officer and Chief Financial Officer