Form 10-Q
period 2015-08-31
COSTO INC.
filed 2015-09-30
CIK 1621199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,720,000 as of September 30, 2015.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS	3
	CONDENSED BALANCE SHEETS	3
	CONDENSED STATEMENTS OF OPERATIONS (unaudited)	4
	CONDENSED STATEMENTS OF CASH FLOWS (unaudited)	5
	CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4.	CONTROLS AND PROCEDURES	15
PART II OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4	MINE SAFETY DISCLOSURES	14
ITEM 5	OTHER INFORMATION	14
ITEM 6	EXHIBITS	14
	SIGNATURES	15

ITEM 1. FINANCIAL STATEMENTS

COSTO INC. CONDENSED BALANCE SHEETS (Unaudited)
	AUGUST 31, 2015	NOVEMBER 30, 2014
ASSETS
Current Assets
Cash	$ 22,736	$ 6,640
Prepaid expenses	-	720
Total current assets	22,736	7,360

Total Assets	$ 22,736	$ 7,360

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from Director	3,477	677
Accounts payable	-	-
Total current liabilities	3,477	677
Total Liabilities	3,477	677

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,720,000 shares issued and outstanding (8,000,000 shares issued and outstanding as at November 30, 2014)	10,720	8,000
Additional paid-in-capital	24,480	-
Accumulated deficit	(15,941)	(1,317)
Total Stockholder’s Equity	19,259	6,683

Total Liabilities and Stockholder’s Equity	$ 22,736	$ 7,360

The accompanying notes are an integral part of these financial statements.

COSTO INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the three month period ended August 31, 2015	For the three month period ended to August 31, 2014	For the nine month period ended August 31, 2015	For the period from Inception (May 6, 2014) to August 31, 2014

Revenue	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	6,496	460	14,624	577
Net loss from operations	(6,496)	(460)	(14,624)	(577)
Loss before income taxes	(6,496)	(460)	(14,624)	(577)
Income taxes	-	-	-	-
Net loss	$(6,496)	$ (460)	$ (14,624)	$ (577)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,543,913	8,000,000	8,182,628	8,000,000

The accompanying notes are an integral part of these financial statements.

COSTO INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine month period ended August 31, 2015	For the period from Inception (May 6, 2014) to August 31, 2014
CASH FLOWS GENERATED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (14,624)	$ (577)
Prepaid expenses	720	(1,440)
Accounts payable	-	-
Net cash provided by (used in) operating activities	(13,904)	(2,017)

CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES
Net cash generated by (used in) investing activities	-	-

CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock	27,200	8,000
Proceeds from loan from Director	2,800	677
Net cash provided by financing activities	30,000	8,677

Net increase in cash and equivalents	16,096	6,660

Cash and equivalents at beginning of the period	6,640	-
Cash and equivalents at end of the period	$ 22,736	$ 6,660

Supplemental cash flow information:

Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COSTO INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

COSTO INC. (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities. Since Inception (May 6, 2014) through August 31, 2015 the Company has not generated any revenue and has accumulated losses of $15,941.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on August 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 audited financial statements.  The results of operations for the nine months ended August 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (May 6, 2014) resulting in an accumulated deficit of $15,941 as of August 31, 2015  and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2015 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities outstanding during the period from Inception (May 6, 2014) to August 31, 2015.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended August 31, 2015.

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

Stock-Based Compensation

As of August 31, 2015 the Company has not issued any stock-based payments to its employees.

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

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On June 20, 2014 the Company issued 8,000,000 shares at $0.001 per share for total proceeds of $8,000. In August 2015 the Company issued 2,720,000 shares at $0.01 per share for total proceeds of $27,200.

As of August 31, 2015, the Company had 10,720,000 shares issued and outstanding.

NOTE 6 – INCOME TAXES

As of August 31, 2015 the Company had net operating loss carry forwards of $15,941 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of August 31, 2015, a Director had advance to us an amount of $3,477 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after August 31, 2015 for which disclosure is required.

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

RESULTS OF OPERATION

We are a development stage company and have not generated revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED AUGUST 31, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED AUGUST 31, 2014

REVENUE

During the three month periods ended August 31, 2015 and 2014 we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended August 31, 2015, we incurred general and administrative expenses of $6,496 compared to $460 incurred during the three month period ended August 31, 2014.  General and administrative expenses incurred during the three month period ended August 31, 2015  were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended August 31, 2015  was $6,496 compared to a net loss of $460 during the three month period ended August 31, 2014 due to the factors discussed above.

NINE MONTH PERIOD ENDED AUGUST 31, 2015 COMPARED TO THE PERIOD FROM INCEPTION (MAY 6, 2014) TO AUGUST 31, 2014

REVENUE

During the nine month periods ended August 31, 2015  and for the period from Inception (May 6, 2014) to August 31, 2014 we did not generate any revenue.

OPERATING EXPENSES

During the nine month period ended August 31, 2015, we incurred general and administrative expenses of $14,624 compared to $577 incurred during the period from Inception (May 6, 2014) to August 31, 2014. The increase in total expenses incurred in the nine months ended August 31, 2015 compared to the period from Inception (May 6, 2014) to August 31, 2014 was due to the increased scale and scope of our business operations.

NET LOSS

Our net loss for the nine month period ended August 31, 2015  was $14,624 compared to a net loss of $577 during the period from Inception (May 6, 2014) to August 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED AUGUST 31, 2015

As of August 31, 2015, our total assets were $22,736 compared to $7,360 in total assets at November 30, 2014. Total assets as of August 31, 2015 comprised of $22,736 in cash while as at November 30, 2014 total assets comprised cash of $6,640 and $720 in prepaid expenses. As of August 31, 2015, our current liabilities were $3,477 comprising $3,477 a loan form shareholder. As of November 30, 2014, our current liabilities were $677 comprising a loan form shareholder. We had a working capital surplus of $19,259 as of August 31, 2015.

Stockholders’ equity was $6,683 as of November 30, 2014 compared to stockholders’ equity of $19,259 as of August 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended August 31, 2015, net cash flows used in operating activities were $13,904 consisting of a net loss of $14,624 and decrease in prepaid expenses of $720. Net cash flows used in operating activities was $2,017 for the period from Inception (May 6, 2014) to August 31, 2014.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the nine months ended August 31, 2015  or for the period from Inception (May 6, 2014) to August 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the sale of shares of our common stock. For the nine month periods ended August 31, 2015, net cash provided by financing activities was $30,000, received from proceeds from loans from our principal shareholder and sales of common stock. For the period from Inception (May 6, 2014) to August 31, 2014, net cash provided by financing activities was $8,677 received from loan from our principal shareholder and proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of August 31, 2015, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015 . Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the Nine months periods ended August 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and nine months ended August 31, 2015.

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

COSTO INC.
Dated: September 30, 2015	By: /s/ Yuhua Xu
Yuhua Xu President and Chief Executive Officer and Chief Financial Officer