Form 10-K
period 2015-11-30
COSTO INC.
filed 2016-01-21
CIK 1621199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended November 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COSTO INC.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

32-0440076 IRS Employer Identification Number	5013 Primary Standard Industrial Classification Code Number

Costo Inc.

Shierweilu Nanjingjie Street №67, Heping District,

Shenyang, Liaoning, China 110003

Tel. +8618204048501

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of January 20, 2016, the registrant had 10,720,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 20, 2016.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean COSTO INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

Costo Inc. was incorporated in the State of Nevada on May 6, 2014 and established a fiscal year end of November 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in distribution of auto parts and components necessary for maintenance and repairs of automobiles and special equipment. We have recently started our operation.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “CSST”.Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

Our net loss for the fiscal year ended November 30, 2015 was $23,719 compared to a net loss of $1,317 during the period from Inception (May 6, 2014) to November 30, 2014. During fiscal year ended November 30, 2015 and for the period from Inception (May 6, 2014) to November 30, 2014, we have not generated any revenue we have not generated any revenues.

During the fiscal year ended November 30, 2015, we incurred expenses of $23,719 compared to $1,317 incurred during the period from Inception (May 6, 2014) to November 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2015 our current assets were $13,641 compared to $7,360 in current assets at November 30, 2014. As of November 30, 2015, our current liabilities were $3,477 compared to $677 in current liabilities at November 30, 2014.

Stockholders’ equity increased from $6,683 as of November 30, 2014 to $10,164 as of November 30, 2015.

The weighted average number of shares outstanding was 8,815,233 for the year ended November 30, 2015 compared to 6,277,512 for the period from Inception (May 6, 2014) to November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended November 30, 2015, net cash flows used in operating activities was $22,999. Net cash flows used in operating activities was $2,037 for the period from inception (May 6, 2014) to November 30, 2014.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities for the year ended November 30, 2015 and for the period from Inception (May 6, 2014) to November 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended November 30, 2015, net cash flows from financing activities was $30,000 received from proceeds from issuance of common stock and advance from director. For the period from inception (May 6, 2014) to November 30, 2014, net cash flows from financing activities was $8,677 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2015 and November 30, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Costo, Inc.

We have audited the accompanying balance sheet of Costo, Inc. as of November 30, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for the year ended Novmber 30, 2015 and for the period  May 8, 2014 (Inception) through November 30, 2014. Costo, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Costo, Inc. as of November 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended November 30, 2015 and for the period May 8, 2014 (Inception) through November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KLJ & Associates, LLP
Edina, MN
January 19, 2016

ITEM 1. FINANCIAL STATEMENTS

COSTO INC. BALANCE SHEETS
	NOVEMBER 30, 2015	NOVEMBER 30, 2014
ASSETS
Current Assets
Cash	$ 13,641	$ 6,640
Prepaid expenses	-	720
Total current assets	13,641	7,360

Total Assets	$ 13,641	$ 7,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from Director	3,477	677
Accounts payable	-	-
Total current liabilities	3,477	677
Total Liabilities	3,477	677

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,720,000 shares issued and outstanding (8,000,000 shares issued and outstanding as at November 30, 2014)	10,720	8,000
Additional paid-in-capital	24,480	-
Accumulated deficit	(25,036)	(1,317)
Total Stockholders’ Equity	10,164	6,683

Total Liabilities and Stockholders’ Equity	$ 13,641	$ 7,360

The accompanying notes are an integral part of these financial statements.

COSTO INC. STATEMENTS OF OPERATIONS
	Year ended November 30, 2015	For the period from Inception (May 6, 2014) to November 30, 2014

Revenue	$ -	$ -
Expenses
General and administrative expenses	23,719	1,317
Net loss from operations	(23,719)	(1,317)
Loss before income taxes	(23,719)	(1,317)
Income taxes	-	-
Net loss	$ (23,719)	$ (1,317)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,815,233	6,277,512

The accompanying notes are an integral part of these financial statements.

COSTO INC. STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (MAY 6, 2014) TO NOVEMBER 30, 2015
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at Inception (May 6, 2014)	-	$ -	$ -	$ -	$ -
Shares issued at $0.001	8,000,000	8,000	-		8,000
Net loss for the period	-	-	-	(1,317)	(1,317)

Balances as of November 30, 2014	8,000,000	8,000	-	(1,317)	$ 6,683
Shares issued at $0.01	2,720,000	2,720	24,480		27,200
Net loss for the period	-	-		(23,719)	(23,719)
Balances as of November 30, 2015	10,720,000	$ 10,720	$ 24,480	$(25,036)	$10,164

The accompanying notes are an integral part of these financial statements

COSTO INC. STATEMENTS OF CASH FLOWS
	Year ended November 30, 2015	For the period from Inception (May 6, 2014) to November 30, 2014
CASH FLOWS GENERATED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (23,719)	$ (1,317)
Prepaid expenses	720	(720)
Accounts payable	-	-
Net cash provided by (used in) operating activities	(22,999)	(2,037)

CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES
Net cash generated by (used in) investing activities	-	-

CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock	27,200	8,000
Proceeds from loan from Director	2,800	677
Net cash provided by financing activities	30,000	8,677

Net increase in cash and equivalents	7,001	6,640

Cash and equivalents at beginning of the period	6,640	-
Cash and equivalents at end of the period	$ 13,641	$ 6,640

Supplemental cash flow information:

Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COSTO INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

COSTO INC. (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities. Since Inception (May 6, 2014) through November 30, 2015 the Company has not generated any revenue and has accumulated losses of $25,036.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (May 6, 2014) resulting in an accumulated deficit of $25,036 as of November 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2015 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities outstanding during the period from Inception (May 6, 2014) to November 30, 2015.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended November 30, 2015.

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

Stock-Based Compensation

As of November 30, 2015 the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On June 20, 2014 the Company issued 8,000,000 shares at $0.001 per share for total proceeds of $8,000. In August 2015 the Company issued 2,720,000 shares at $0.01 per share for total proceeds of $27,200.

As of November 30, 2015, the Company had 10,720,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of November 30, 2015 the Company had net operating loss carry forwards of $25,036 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2015, a Director had advance to us an amount of $3,477 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after November 30, 2015 for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year  November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Yuhua Xu Shierweilu Nanjingjie Street №67, Heping District, Shenyang, Liaoning, China 110003	46	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Yuhua Xu acts as our President, Treasurer, and Director since our incorporation on May 6, 2014. Ms. Xu owns 100% of the outstanding shares of our common stock. For the last 10 yeasr Yuhua Xu has been a business owner of the «Feitongua Auto Parts» store in Liaoning, China, China. Ms. Xu intends to devote 20 hours a week of her time to planning and organizing activities of Costo Inc.

During the past ten years, Ms. Xu has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Xu was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Xu’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

 6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

     7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

*

Any Federal or State securities or commodities law or regulation; or

*

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

*

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on May 6, 2014 until November 30, 2014 and for the year ended November 30, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Yuhua Xu, President, Secretary and Treasurer	May 6, 2014 to November 30, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	December 1, 2014 to November 30, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of November 30, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of November 30, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yuhua Xu Shierweilu Nanjingjie Street №67, Heping District, Shenyang, Liaoning, China 110003	8,000,000 shares of common stock (direct)	74.62%

The percent of class is based on 10,720,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 20, 2014, we issued a total of 8,000,000 shares of restricted common stock to Yuhua Xu, our sole officer and director in consideration of $8,000. Further, Ms. Xu has advanced funds to us. As of November 30, 2015, Ms. Xu advanced us $3,477. The obligation to Ms. Xu does not bear interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended November 30, 2015, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended November 30, 2014 and for the reviews of our financial statements for the quarters ended February 28, 2015, May 31, 2015 and August 31, 2015.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

COSTO INC.
Dated: January 20, 2016	By: /s/ Yuhua Xu
Yuhua Xu, President and Chief Executive Officer and Chief Financial Officer