Form 10-Q
period 2016-02-29
COSTO INC.
filed 2016-04-15
CIK 1621199

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-201851

COSTO INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	32-0440076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1105, 11th Floor, Emperor Group Centre, 288 Hennessy Road, Wanchai, Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

 (852) 2468 - 3012
 (Registrant's Telephone Number, Including Area Code)

Not applicable.
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 13, 2016, there were 10,720,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1. FINANCIAL STATEMENTS

COSTO INC.

CONDENSED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

COSTO INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	February 29,	November 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$31	$13,641
Prepaid expenses	8,333	-
Total Current Assets	8,364	13,641

TOTAL ASSETS	$8,364	$13,641

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,691	$-
Due to related parties	11,035	3,477
Total Current Liabilities	21,726	3,477

TOTAL LIABILITIES	21,726	3,477

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,720,000 shares issued and outstanding	10,720	10,720
Additional paid-in capital	24,480	24,480
Accumulated deficit	(48,562)	(25,036)
Total Stockholders' Equity (Deficit)	(13,362)	10,164

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,364	$13,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

COSTO INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	February 29,	February 28,
	2016	2015

Revenues	$-	$-

Operating Expenses
General and administrative expenses	23,526	6,232
Total operating expenses	23,526	6,232

Loss from operations	(23,526)	(6,232)

Loss before taxes	(23,526)	(6,232)

Income tax benefit	-	-

Net loss	$(23,526)	$(6,232)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,720,000	8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COSTO INC.
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	For the three months ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,526)	$(6,232)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by a related party	7,558	-
Changes in operating assets and liabilities:
Prepaid expenses	(8,333)	720
Accounts payable	10,691	-
Net Cash Used in Operating Activities	(13,610)	(5,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	-	2,800
Net Cash Provided By Financing Activities	-	2,800

Net decrease in cash and cash equivalents	(13,610)	(2,712)
Cash and cash equivalents, beginning of period	13,641	6,640
Cash and cash equivalents, end of period	$31	$3,928

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

COSTO INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
February 29, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

COSTO INC. (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014. The Company is developing a distribution of autoparts and components necessary for maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, Uzbekistan). Since Inception (May 6, 2014) through February 29, 2016 the Company has not generated any revenue and has accumulated losses of $48,562.

Recent Developments

On February 18, 2016, Yuhua Xu, the controlling shareholder, Chief Executive Officer and sole director of the Company, entered into and closed on a Share Purchase Agreement with Mary Ho, Rudolf Novotny, Shan Ho, Lily Ho and Moana Ho (each a “Purchaser” and collectively, the “Purchasers”) whereby the Purchasers purchased a total of 7,990,000 shares of the Company’s common stock (the “Shares”) from Yuhua Xu, for an aggregate price of $223,720. The Shares acquired represent approximately 74.53% of the issued and outstanding shares of common stock of the Company.

Concurrently with the closing of the Share Purchase Agreement, Yuhua Xu, resigned as an officer and director of the Company and Moana Ho was appointed President and Chairman of the Board of Directors and Hui Zhou was appointed as a Chief Financial Officer and Director.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception, resulting in an accumulated deficit of $48,562 as of February 29, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended November 30, 2015, as filed with the SEC on January 21, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended February 29, 2016, a related party paid legal fees of $7,558. As of February 29, 2016 and November 30, 2015, the Company owed related parties $11,035 and $3,477, respectively. The loans are non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 29, 2016 to the date these financial statements were issued, and has determined that it does not have any material events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Accounting Periods. We define our accounting periods as follows:

“fiscal 2013”—March 1, 2013 through February 28, 2014, and
“fiscal 2014”— March 1, 2014 through February 29, 2015.

Overview

Costo, Inc. was incorporated in the State of Nevada on May 6, 2014 and established a fiscal year end of November 30. We are a development-stage company formed to commence operations in the distribution of auto parts and components necessary for the maintenance and repair of automobiles and other specialty equipment.

The Company’s operations involve the organization and distribution of auto parts and components necessary for maintenance and repair of automobiles and special equipment (i.e construction, road machinery etc.) from China to Europe and certain Commonwealth of Independent States which include Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Belarus, Moldova, Tajikistan, Uzbekistan and the Ukraine.

Many manufactures transfer their production facilities to China because of reduced production and operating costs. In addition, China has its own automobile brands that are actively entering the world market. Concurrently, China has developed associative production facilities producing a wide selection of parts and components for various types of equipment and the Chinese parts market also produces alternatives (i.e. parts-analogues), which are virtually no different from the original parts and meet all the standards and the technical properties of the original.

Recent Developments

On February 18, 2016, Yuhua Xu, the controlling shareholder, Chief Executive Officer and sole director of the Company, entered into and closed on a Share Purchase Agreement with Mary Ho, Rudolf Novotny, Shan Ho, Lily Ho and Moana Ho (each a “Purchaser” and collectively, the “Purchasers”) whereby the Purchasers purchased a total of 7,990,000 shares of the Company’s common stock (the “Shares”) from Yuhua Xu, for an aggregate price of $223,720. The Shares acquired represent approximately 74.53% of the issued and outstanding shares of common stock of the Company.

Concurrently with the closing of the Share Purchase Agreement, Yuhua Xu, resigned as an officer and director of the Company and Moana Ho was appointed President and Chairman of the Board of Directors and Hui Zhou was appointed as a Chief Financial Officer and Director.

RESULTS OF OPERATIONS

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

The following comparative analysis on results of operations was based primarily on the comparative financials statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three Month Period Ended February 29, 2016 Compared To The Three Month Period Ended February 28, 2015

Revenue

During the three months ended February 29, 2016 and February 28, 2015 we did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended February 29, 2016, increased by $17,294 to $23,526 compared to the same period in fiscal 2013. The increase was a result of an increase in general and administrative expenses related to financial and administrative contracted services, such as legal and accounting fees to remain a reporting company with the SEC. We are unable to predict the level of our operating expenses as we continue to develop our business.

Net Loss

The net loss for the three months ended February 29, 2016 was $23,526, an increase of $17,294 compared to the same period in fiscal 2013.  The increase is primarily a result of the increases in operating expenses discussed above.

Liquidity And Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of February 29, 2016, we had a working capital deficit of $13,362, an increase of $23,526 from the working capital surplus of $10,164 at November 30, 2015.  The increase in the deficit is primarily a result of the increases total current liabilities discussed below. As of February 29, 2016, our total assets were $8,364 compared to $13,641 in total assets at November 30, 2015. Total assets as of February 29, 2016 were comprised of $31 in cash and $8,333 in prepaid expenses for exchange listing fees with the OTCMarkets, while as at November 30, 2015 total assets were comprised entirely of cash of $13,641. As of February 29, 2016, our current liabilities were $21,726 comprised of $11,035 in loans from related parties and $10,691 for accounts payable. As of November 30, 2015, our current liabilities were $3,477 comprised of a loan from a shareholder.

As of February 29, 2016, working capital consisted primarily of $31 in cash and $8,333 in prepaid expenses.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $13,610 consisting of a net loss of $23,526, legal expenses paid by a related party on behalf of the company of $7,558, increase in accounts payable of $10,691 and a decrease in prepaid expenses of $8,333.  Net cash flows used in operating activities was $5,512 for the three month period ended February 29, 2015, from a loss of $6,232 and reduced by a reduction in prepaid expenses of $720.

Cash Flows From Investing Activities

We neither generated, nor used, funds in investing activities during the three months ended February 29, 2016.

Cash Flows From Financing Activities

We have financed our operations primarily from either advances from shareholders or the sale of shares of our common stock. For the three month period ended February 29, 2016, there were no net cash provided by financing activities. For the three month period from ended February 28, 2015, net cash provided by financing activities was $2,800 received from loan from our principal shareholder.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of February 29, 2016, we had no material commitments.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at February 29, 2016 of $48,562, a net loss for the three months ended February 29, 2016 of $23,526 and net cash used in operating activities for the three months ended February 29, 2016 of $13,610. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The independent auditors' audit report accompanying our November 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report on Form 10-Q, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Form of Share Purchase Agreement between Yuhua Xu and certain purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 24, 2016).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTO, INC.

Dated: April 15, 2016                                                                                                  By: /s/ Moana Ho
Name: Moana Ho
Title: Chief Executive Officer

Dated: April 15, 2016                                                                                                  By: /s/ Hui Zhou
Name: Hui Zhou
Title: Chief Financial Officer