Form 10-Q
period 2016-06-30
UNION BRIDGE HOLDINGS LTD.
filed 2016-08-10
CIK 1621199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-201851

UNION BRIDGE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Nevada	32-0440076
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Rm. 1205, 12/F, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong
(Address of principal executive offices, zip code)

(852) 2468 – 3012

(Registrant's Telephone Number, Including Area Code)

COSTO INC.

Suite 1105, 11th Floor, Emperor Group Centre,

288 Hennessy Road, Wanchai, Hong Kong

Former Fiscal Year: November 30

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2016, there were 53,600,000 shares of the registrant's common stock, par value $0.001 per share, outstanding.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited), November 30, 2015 and December 31, 2015 (Transition Period) (unaudited)	4

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and May 31, 2015 and the One Month Transition Period Ended December 31, 2015 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and May 31, 2015 and the One Month Transition Period Ended December 31, 2015 (unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

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

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE INVESTMENT LTD.
(Formerly COSTO INC.)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,	November 30,
	2016	2015	2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$11,141	$13,641
Prepaid expenses	5,000	2,500	-
Total Current Assets	5,000	13,641	13,641

TOTAL ASSETS	$5,000	$13,641	$13,641

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$4,024	$200	$-
Due to related parties	29,301	3,477	3,477
Total Current Liabilities	33,325	3,677	3,477

TOTAL LIABILITIES	33,325	3,677	3,477

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 53,600,000 shares issued and outstanding	53,600	53,600	53,600
Capital Deficiency	(18,400)	(18,400)	(18,400)
Accumulated deficit	(63,525)	(25,236)	(25,036)
Total Stockholders' Equity (Deficit)	(28,325)	9,964	10,164

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,000	$13,641	$13,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNION BRIDGE INVESTMENT LTD.
(Formerly COSTO INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	For the three months ended		For the six months ended		December 1, to
	June 30,	May 31,	June 30,	May 31,	December 31,
	2016	2015	2016	2015	2015

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	-	-	31	-	-
Professional fees	13,999	1,896	38,258	8,128	200
Total operating expenses	13,999	1,896	38,289	8,128	200

Loss from operations	(13,999)	(1,896)	(38,289)	(8,128)	(200)

Net loss	$(13,999)	$(1,896)	$(38,289)	$(8,128)	$(200)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	40,000,000	53,600,000	40,000,000	53,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNION BRIDGE INVESTMENT LTD.
(Formerly COSTO INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	For the six months ended		December 1, to
	June 30,	May 31,	December 31,
	2016	2015	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,289)	$(8,128)	$(200)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by a related party	25,824	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	260	(2,500)
Accounts payable	3,824	1,000	200
Net Cash Used in Operating Activities	(11,141)	(6,868)	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	-	2,800	-
Net Cash Provided By Financing Activities	-	2,800	-

Net decrease in cash and cash equivalents	(11,141)	(4,068)	(2,500)
Cash and cash equivalents, beginning of period	11,141	6,640	13,641
Cash and cash equivalents, end of period	$-	$2,572	$11,141

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements.

UNION BRIDGE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

UNION BRIDGE HOLDINGS LIMITED (formerly Costo Inc.) (the "Company") was incorporated under the laws of the State of Nevada on May 6, 2014. The Company is developing a distribution of autoparts and components necessary for maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, Uzbekistan). The Company has developed a growth plan that includes expansion into businesses in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation.

On May 23, 2016, the Company changed its fiscal year end from November 30 to December 31. Since the Company elected to not file a Transition Report on Form 10-Q for the one-month transition period from December 1, 2015 to December 31, 2015 (the "Transition Period"), the Company has included its unaudited financial statements for the Transition Period in this report on Form 10-Q. References to fiscal years of the Company prior to fiscal 2016 refer to the fiscal years ended on November 30 in those years unless otherwise indicated. The Company now operates on a fiscal year ending on December 31, 2016.

Recent Developments

On February 18, 2016, Yuhua Xu, the controlling shareholder, Chief Executive Officer and sole director of the Company, entered into and closed on a Share Purchase Agreement with Mary Ho, Rudolf Novotny, Shan Ho, Lily Ho and Moana Ho (each a "Purchaser" and collectively, the "Purchasers") whereby the Purchasers purchased a total of 7,990,000 shares of the Company's common stock (the "Shares") from Yuhua Xu, for an aggregate price of $223,720. The Shares acquired represent approximately 74.53% of the issued and outstanding shares of common stock of the Company.

Concurrently with the closing of the Share Purchase Agreement, Yuhua Xu, resigned as an officer and director of the Company and Moana Ho was appointed President and Chairman of the Board of Directors and Hui Zhou was appointed as a Chief Financial Officer and Director.

The Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State on May 23, 2016 to:

(1)	Change the Company's corporate name from COSTO INC. to UNION BRIDGE HOLDINGS LIMITED;

(2)	Increase the number of authorized shares of common stock, $0.001 par value, from 75,000,000 to 1,000,000,000;

(3)	Create a class of preferred stock consisting of 20,000,000 shares, the designations and attributes of which are left for future determination by our board of directors; and

(4)	Effect a 1 for 5 forward stock split of the Company's issued and outstanding common stock (the "Forward Stock Split").

Effective June 21, 2016, The Financial Information Regulatory Association, Inc. ("FINRA") approved the Company's name change and forward stock split application.

All references to share and per share data have not been adjusted to give effect of the Forward Stock Split discussed above.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K, for the year ended November 30, 2015, as filed with the SEC on January 21, 2016.

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

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Change in Fiscal Year End

On May 23, 2016, the Company changed its fiscal year end from November 30 to December 31. Since the Company elected to not file a Transition Report on Form 10-Q for the one-month transition period from December 1, 2015 to December 31, 2015 (the "Transition Period"), the Company has included its unaudited financial statements for the Transition Period in this report on Form 10-Q. References to fiscal years of the Company prior to fiscal 2016 refer to the fiscal years ended on November 30 in those years unless otherwise indicated. The Company now operates on a calendar year ending on December 31, 2016.

Accounting Periods. We define our accounting periods as follows:

•	"Transition Period" — December 1, 2015 through December 31, 2015; and

•	"2015" — January 1, 2015 through December 31, 2015.

Overview

Union Bridge Holdings Limited (formerly Costo, Inc.) was incorporated in the State of Nevada on May 6, 2014. We are a development-stage company formed to commence operations in the distribution of auto parts and components necessary for the maintenance and repair of automobiles and other specialty equipment.

The Company's operations involve the organization and distribution of auto parts and components necessary for maintenance and repair of automobiles and special equipment (i.e construction, road machinery etc.) from China to Europe and certain Commonwealth of Independent States which include Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Belarus, Moldova, Tajikistan, Uzbekistan and the Ukraine.

Many manufacturers transfer their production facilities to China because of reduced production and operating costs. In addition, China has its own automobile brands that are actively entering the world market. Concurrently, China has developed associative production facilities producing a wide selection of parts and components for various types of equipment and the Chinese parts market also produces alternatives (i.e. parts-analogues), which are virtually no different from the original parts and meet all the standards and the technical properties of the original. The Company is evaluating the viability of its auto parts business.

The Company is in the process of forming a wholly owned subsidiary that will be used to expand its business to include business operations in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation. This plan is in line with the general trend of increasing health consciousness in the world. Prospective targets are companies in the biotech industry, innovative healthcare products such health supplements and devices as well as healthcare hospitality and service operations. All these aim at improving the well-being of mankind, making the world a better place to live. Our expansion is expected to include raising working capital. We do not have any commitments for this financing as of the date of this report.

Recent Developments

In connection with our desire to expand our business, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State on May 23, 2016 to:

(1)	Change the Company's corporate name from COSTO INC. to UNION BRIDGE HOLDINGS LIMITED;

(2)	Increase the number of authorized shares of common stock, $0.001 par value, from 75,000,000 to 1,000,000,000;

(3)	Create a class of preferred stock consisting of 20,000,000 shares, the designations and attributes of which are left for future determination by our board of directors; and

(4)	Effect a 1 for 5 forward stock split of the Company's issued and outstanding common stock.

The Amended and Restated Articles of Incorporation became effective on June 21, 2016 upon approval by The Financial Information Regulatory Association, Inc.

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

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2016 and May 31, 2015. For comparative purposes, we are comparing the three and six months ended June 30, 2016, to the three and six months ended May 31, 2015 as a result of our change in fiscal year end from November 30 to December 31 and have included our financial statements for the one-month transition period from December 1, 2015 to December 31, 2015. The following discussion should be read in conjunction with the Company's financial statements and the related notes included in this quarterly report.

Three and Six Month Period Ended June 30, 2016 Compared to the Three and Six Month Period Ended May 31, 2015

Revenue

During the three and six months ended June 30, 2016 and May 31, 2015 we did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016, increased by $12,103 to $13,999 compared to the three months ended May 31, 2015. Total operating expenses for the six months ended June 30, 2016, increased by $30,161 to $38,289 compared to the six months ended May 31, 2015. The increases were primarily a result of an increase in administrative expenses related to financial and administrative contracted services, such as legal and accounting fees to remain a reporting company with the SEC. We are unable to predict the level of our operating expenses as we continue to develop our business.

Net Loss

The net loss for the three months ended June 30, 2016 was $13,999, an increase of $12,103 compared to the three months ended May 31, 2015. The net loss for the six months ended June 30, 2016 was $38,289, an increase of $30,161 compared to the six months ended May 31, 2015. The increase is primarily a result of the increases in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2016, we had a working capital deficit of $28,325, an increase of $38,289 from the working capital surplus of $9,964 at December 31, 2015. The increase in the deficit is primarily a result of the increases total current liabilities discussed below. As of June, 2016, our total assets were $5,000 compared to $13,641 in total assets at December 31, 2015. Total assets as of June 30, 2016 were comprised of $5,000 in prepaid expenses, while as at December 31, 2015 total assets were comprised entirely of cash of $11,141 and $2,500 of prepaid expenses. As of June 30, 2016, our current liabilities were $33,325 comprised of $29,301 in loans from related parties and $4,024 for accounts payable. As of December 31, 2015, our current liabilities were $3,677 comprised of $3,477 loan from a shareholder and $200 in accounts payable.

As of June 30, 2016, working capital consisted of $5,000 in prepaid expenses.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities for the six month period ended June 30, 2016 were $11,141 consisting of a net loss of $38,289 and a $2,500 decrease in prepaid expense partially offset by a $25,824 increase in expenses paid by a related party on behalf of the company and $3,824 increase in accounts payable. Net cash flows used in operating activities was $6,868 for the six month period ended June 30, 2016 consisting of a loss of $8,128 and reduced by a reduction in prepaid expenses and accounts payable of $1,260.

Cash Flows From Financing Activities

We have financed our operations primarily from advances from shareholders. For the six month period ended June 30, 2016, there was no net cash provided by financing activities. For the six months ended June 30, 2015, net cash provided by financing activities was $2,800 received from a loan from our principal shareholder.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

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

Material Commitments

As of June 30, 2016, we had no material commitments.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had an accumulated deficit at June 30, 2016 of $63,525, a net loss for the six three months ended June 30, 2016 of $38,289 and net cash used in operating activities for the six three months ended June 30, 2016 of $11,141. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company's cash position is not sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Form of Share Purchase Agreement between Yuhua Xu and certain purchasers (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on February 24, 2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

____________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BRIDGE HOLDINGS LIMITED

Dated: August 10, 2016	By:	/s/ Moana Ho
	Name:	Moana Ho
	Title:	Chief Executive Officer

Dated: August 10, 2016	By:	/s/ Hui Zhou
	Name:	Hui Zhou
	Title:	Chief Financial Officer

