Form 10-Q
period 2016-09-30
UNION BRIDGE HOLDINGS LTD.
filed 2016-11-14
CIK 1621199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, there were 53,600,000 shares of the registrant's common stock, par value $0.001 per share, outstanding.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited), November 30, 2015 and December 31, 2015 (Transition Period) (unaudited)	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and August 31, 2015 and the One Month Transition Period Ended December 31, 2015 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and August 31, 2015 and the One Month Transition Period Ended December 31, 2015 (unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE INVESTMENT LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$11,141
Prepaid expenses	2,500	2,500
Total Current Assets	2,500	13,641

TOTAL ASSETS	$2,500	$13,641

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,964	$200
Due to related parties	37,680	3,477
Total Current Liabilities	41,644	3,677

TOTAL LIABILITIES	41,644	3,677

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 53,600,000 shares issued and outstanding	53,600	53,600
Capital Deficiency	(18,400)	(18,400)
Accumulated deficit	(74,344)	(25,236)
Total Stockholders' Equity (Deficit)	(39,144)	9,964

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,500	$13,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNION BRIDGE INVESTMENT LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	August 31,	September 30,	August 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	-	-	31	-
Professional fees	10,819	6,496	49,077	14,624
Total operating expenses	10,819	6,496	49,108	14,624

Loss from operations	(10,819)	(6,496)	(49,108)	(14,624)

Net loss	$(10,819)	$(6,496)	$(49,108)	$(14,624)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	42,719,565	53,600,000	40,913,140

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNION BRIDGE INVESTMENT LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,108)	$(14,624)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by a related party	34,203	-
Changes in operating assets and liabilities:
Prepaid expenses	-	720
Accounts payable	3,764	-
Net Cash Used in Operating Activities	(11,141)	(13,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	27,200
Proceeds from a related party	-	2,800
Net Cash Provided By Financing Activities	-	30,000

Net increase (decrease) in cash and cash equivalents	(11,141)	16,096
Cash and cash equivalents, beginning of period	11,141	6,640
Cash and cash equivalents, end of period	$-	$22,736

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Stock issued in fulfillment of accounts payable	$-	$-
Exchanged debt for common shares	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNION BRIDGE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Union Beam Investment Limited, a Hong Kong company, was formed on February 18, 2016 and First Channel Limited, a British Virgin Islands company was formed on March 18, 2016. Union Beam became a wholly owned subsidiary of First Channel on August 11, 2016 and First Channel became a wholly owned subsidiary of the Company on August 8, 2016. These newly formed subsidiaries will be used to expand the Company’s business to include business operations in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation.

UNION BRIDGE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 3 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material events.

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

Accounting Periods. We define our accounting periods as follows:

•	"Transition Period" - December 1, 2015 through December 31, 2015; and

•	"2015" - January 1, 2015 through December 31, 2015.

Overview

Union Bridge Holdings Limited (formerly Costo, Inc.) was incorporated in the State of Nevada on May 6, 2014. We are a development-stage company formed to commence operations in the distribution of auto parts and components necessary for the maintenance and repair of automobiles and other specialty equipment.

The Company's operations involve the organization and distribution of auto parts and components necessary for maintenance and repair of automobiles and special equipment (i.e. construction, road machinery etc.) from China to Europe and certain Commonwealth of Independent States which include Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Belarus, Moldova, Tajikistan, Uzbekistan and the Ukraine.

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

The Company’s recently formed subsidiaries discussed below will be used to expand its business to include business operations in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation. This plan is in line with the general trend of increasing health consciousness in the world. Prospective targets are companies in the biotech industry, innovative healthcare products such health supplements and devices as well as healthcare hospitality and service operations. All these aim at improving the well-being of mankind, making the world a better place to live. Our expansion is expected to include raising working capital. We do not have any commitments for this financing as of the date of this report.

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

Union Beam Investment Limited, a Hong Kong company, was formed on February 18, 2016 and First Channel Limited, a British Virgin Islands company was formed on March 18, 2016. Union Beam became a wholly owned subsidiary of First Channel on August 11, 2016 and First Channel became a wholly owned subsidiary of the Company on August 8, 2016. These newly formed subsidiaries will be used to expand the Company’s business to include business operations in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation.

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

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2016 and August 31, 2015. For comparative purposes, we are comparing the three and nine months ended September 30, 2016, to the three and nine months ended August 31, 2015 as a result of our change in fiscal year end from November 30 to December 31 and have included our financial statements for the one-month transition period from December 1, 2015 to December 31, 2015. The following discussion should be read in conjunction with the Company's financial statements and the related notes included in this quarterly report.

Three and Nine Month Period Ended September 30, 2016 Compared to the Three and Nine Month Period Ended August 31, 2015

Revenue

During the three and nine months ended September 30, 2016 and August 31, 2015 we did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended September 30, 2016, increased by $4,323 to $ 10,819 compared to the three months ended August 31, 2015. Total operating expenses for the nine months ended September 30, 2016, increased by $34,484 to $49,108 compared to the nine months ended August 31, 2015. The increases were primarily a result of an increase in administrative expenses related to financial and administrative contracted services, such as legal and accounting fees to remain a reporting company with the SEC. We are unable to predict the level of our operating expenses as we continue to develop our business.

Net Loss

The net loss for the three months ended September 30, 2016 was $10,819, an increase of $4,323 compared to the three months ended August 31, 2015. The net loss for the nine months ended September 30, 2016 was $49,108, an increase of $34,484 compared to the nine months ended August 31, 2015. The increase is primarily a result of the increases in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2016, we had a working capital deficit of $39,144, an increase of $49,108 from the working capital surplus of $9,964 at December 31, 2015. The increase in the deficit is primarily a result of the increases total current liabilities discussed below. As of September 30, 2016, our total assets were $2,500 compared to $13,641 in total assets at December 31, 2015. Total assets as of September 30, 2016 were comprised of $2,500 in prepaid expenses, while as at December 31, 2015 total assets were comprised entirely of cash of $11,141 and $2,500 of prepaid expenses. As of September 30, 2016, our current liabilities were $41,644 comprised of $37,680 in loans from related parties and $3,964 for accounts payable. As of December 31, 2015, our current liabilities were $3,677 comprised of $3,477 loan from a shareholder and $200 in accounts payable.

As of September 30, 2016, working capital consisted of $2,500 in prepaid expenses.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities for the nine month period ended September 30, 2016 were $11,141 consisting of a net loss of $49,108 , a $34,203 increase in expenses paid by a related party on behalf of the company and $3,764 increase in accounts payable. Net cash flows used in operating activities was $13,904 for the nine month period ended August 31, 2015 consisting of a loss of $14,624 and reduced by a reduction in prepaid expenses of $720.

Cash Flows From Financing Activities

We have financed our operations primarily from advances from shareholders. For the nine month period ended September 30, 2016, there was no net cash provided by financing activities. For the nine months ended August 31, 2015, net cash provided by financing activities was $30,000 with $27,200 from issuance of common stock and $2,800 received from a loan from our principal shareholder.

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

Material Commitments

As of September 30, 2016, we had no material commitments.

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

As reflected in the accompanying condensed financial statements, the Company had an accumulated deficit at September 30, 2016 of $74,344, a net loss for the nine months ended September 30, 2016 of $49,108 and net cash used in operating activities for the nine months ended September 30, 2016 of $11,141. These conditions raise substantial doubt about our ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

__________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BRIDGE HOLDINGS LIMITED

Dated: November 10, 2016	By:	/s/ Moana Ho
	Name:	Moana Ho
	Title:	Chief Executive Officer

Dated: November 10, 2016	By:	/s/ Hui Zhou
	Name:	Hui Zhou
	Title:	Chief Financial Officer

