Form 10-K
period 2016-12-31
UNION BRIDGE HOLDINGS LTD.
filed 2017-03-29
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

Union Bridge Holdings Limited
(Name of Registrant in its Charter)

Nevada	000-55731	32-0440076
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Rm. 1205, 12/F, Harcourt House, 39 Gloucester Road,
Wanchai, Hong Kong

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 852-2468-3012

Not applicable.

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $680,000 based on the closing sale price of the registrant’s common stock on June 30, 2016 of $0.05 per share.

As of March 24, 2017, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Union Bridge Holdings Limited

Form 10-K

December 31, 2016

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1. Business

Overview

Union Bridge Holdings Limited was incorporated in the State of Nevada on May 6, 2014. We are a development-stage company initially formed to commence operations in the distribution of auto parts and components necessary for the maintenance and repair of automobiles and other specialty equipment.

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

Union Beam Investment Limited, a Hong Kong company, was formed on February 18, 2016 and First Channel Limited, a British Virgin Islands company was formed on March 18, 2016. Union Beam became a wholly owned subsidiary of First Channel on August 11, 2016 and First Channel became a wholly owned subsidiary of the Company on August 8, 2016. These newly formed subsidiaries are being used to expand the Company’s business to include business operations in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation. Prospective targeted business include green energy, environment sewage treatment, biotechnology, environmental sludge treatment and healthcare hospitality and service operations.

Competition

Our competition includes other auto parts distributors. Some of our competitors may have significantly greater financial, marketing and other resources than we do. Our competitors may undertake more far-reaching marketing campaigns, including Internet based advertisements, and adopt more aggressive pricing policies that may allow them to build larger customer and distribution bases than ours. Our competitor’s services may be equal or superior to our services or that achieve greater market acceptance than ours.

Employees

At December 31, 2016, we had no full-time employees. None of our employees are covered by collective bargaining agreements.

Available Information

We make available, free of charge, on or through our Internet website, at www.unionbeam.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this Annual Report.

Risks Related To Our Business and Financial Condition

There is substantial doubt as to our ability to continue as a going concern.

Historically, we had limited historical related party revenues, have suffered recurring losses from operations and have working capital deficiency of $49,667 as of December 31, 2016. Further losses are anticipated in the development of our business. Therefore, our continuation as a going concern is dependent upon our completion of a future financing. However, there is no assurance that we will be successful in completing such a financing. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted. As a result, there is substantial doubt as to our ability to continue as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2016, refer to the substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We do not have sufficient cash to fund planned operations or meet our obligations for the next 12 months without raising additional funds.

Because we have a very limited operating history, investors have little basis to evaluate our ability to operate.

Our activities to date have been focused on raising capital funds and we have not generated any revenues from our business. Consequently, we face all of the risks commonly encountered by businesses that lack an established operating history including the need for additional capital, personnel and intense competition. There is no assurance that our business plan will be successful.

If the Company does not manage growth effectively, the Company’s business could be harmed.

Resource infrastructure and a significant sales plan will be required to realize the Company’s growth strategy. Operations growth will place significant demands on the management and other resources of the Company, which demands are likely to continue. To manage future growth, the Company will need to continue to attract, hire and retain highly skilled and motivated officers, managers and employees for sales, marketing, business development and customer service and operational and financial management. The Company may not be successful in selecting, managing or expanding its operations and markets or maintaining adequate management, financial and operating systems and controls. The Company may not be able to achieve desired geographic expansion without additional investment.

Experience of management may not be adequate to achieve projections.

While the Company’s officers have history in working with growth companies, there is no guarantee that such experience will ensure that the company will reach its projections. Success in this industry has many factors that our management team cannot control: the general economy; rapid deployment of competitor offerings; ability to protect our intellectual property; and other macroeconomic factors.

Risks Related to our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for investors to sell shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “UGHL.” We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national exchange which are often a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of our common stock on a more widely-traded and liquid market includes the following:

•	our stockholders’ equity may be insufficient;

•	the market value of our outstanding securities may be too low;

•	our net income from operations may be too low;

•	our common stock may not be sufficiently widely held;

•	our inability to secure market makers for our common stock; and

•	our inability to meet the rules and requirements mandated by the several exchanges and markets.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which could lead to a restatement of our financial statements. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business.

Our management determined that we did not maintain effective internal controls over financial reporting as a result of identified material weaknesses in our internal control over financial reporting. While we have taken steps to remediate these control deficiencies, there are no assurances that any future deficiencies will not result in errors in our financial statements in future periods. If we are required to restate our financial statements, we will incur additional costs and could be subject to litigation.

We cannot assure investors that the common stock will become liquid or that it will be listed on a national securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB or other over-the-counter quotation systems. In such venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on brokers or dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter brokers or dealers from recommending or selling our common stock which may further affect the liquidity of the common stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase transaction costs to sell those such stock.

The SEC has adopted rule 3a51-1 that establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker or dealer needs to:

•	approve a person’s account for transactions in penny stocks, and

•	receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination and

•	declares that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits. Investors may be unable to sell our common stock at or above the original purchase price, which may result in substantial losses.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our stock price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our stock could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time including as to whether our common stock will sustain their current market prices or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business. In the absence of dividends, investors will only see a return on their investment if the value of our common shares appreciates.

Rule 144 related risk.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of or at any time during the year preceding a sale, (ii) we are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the year preceding a sale, would be subject to additional restrictions by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least year before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the reliance of Rule 144 by shell companies or former shell companies.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our principal executive offices in Hong Kong which we share with a related party of our controlling shareholder and are furnished to us without charge. We are searching for additional office space to accommodate future growth.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. and is traded under the symbol “UGHL”. Our stock is thinly traded on the OTCQB and there can be no assurance that a liquid market for our common stock will ever develop.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter beginning on June 22, 2016 when our shares of common stock were quoted on the OTCQB. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High		Low
Fiscal Year 2016
December 31, 2016		$0.05		$0.375
September 30, 2016		$0.05		$0.05
June 30, 2016		$0.05		$0.05
March 31, 2016	$	n/a	$	n/a

Security Holders

As of March 24, 2017, we had 53,600,000 shares of our common stock outstanding held by 42 stockholders of record.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6 - Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Change in Fiscal Year End

On May 23, 2016, the Company changed its fiscal year end from November 30 to December 31. Since the Company elected to not file a Transition Report on Form 10-Q for the one-month transition period from December 1, 2015 to December 31, 2015 (the "Transition Period"), the Company has included the results from the Transition Period in footnote number ☐ to its audited financial statements for the fiscal year ended December 31, 2016. References to fiscal years of the Company prior to fiscal 2016 refer to the fiscal years ended on November 30 in those years unless otherwise indicated. The Company now operates on a calendar year ending on December 31, 2016.

Overview

Union Bridge Holdings Limited was incorporated in the State of Nevada on May 6, 2014. We are a development-stage company formed to commence operations in the distribution of auto parts and components necessary for the maintenance and repair of automobiles and other specialty equipment.

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

Union Beam Investment Limited, a Hong Kong company, was formed on February 18, 2016 and First Channel Limited, a British Virgin Islands company was formed on March 18, 2016. Union Beam became a wholly owned subsidiary of First Channel on August 11, 2016 and First Channel became a wholly owned subsidiary of the Company on August 8, 2016. These newly formed subsidiaries are being used to expand the Company’s business to include business operations in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation.

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

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the year ended December 31, 2016 and the fiscal year ended November 30, 2015 as a result of our change in our fiscal year end from November 30 to December 31 effective as of December 31, 2016. We do not believe that an analysis of the one month period ended December 31, 2015 is meaningful to investors and in some cases have omitted that disclosure. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Year Ended December 31, 2016 Compared to the Year Ended November 30, 2015 and the One Month Ended December 31, 2015

Revenue

During the year ended December 31, 2016 and November 30, 2015 and the one month ended December 31, 2015 we did not generate any revenue.

Operating Expenses

Total operating expenses for the year ended December 31, 2016, increased by $35,942 to $59,661 compared to the year ended November 30, 2015. The increases were primarily a result of an increase in professional fees related to financial and administrative contracted services, such as legal and accounting fees to remain a reporting company with the SEC. We are unable to predict the level of our operating expenses as we continue to develop our business.

Operating expenses for the one month ended December 31, 2015 was comprised of professional fees of $200.

Net Loss

The net loss for the year ended December 31, 2016 was $59,661, an increase of $35,942 compared to the year ended November 30, 2015. The increase is primarily a result of the increases in operating expenses discussed above.

The net loss for the one month ended December 31, 2015 was $200.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2016, we had a working capital deficit of $49,697, an increase of $59,661 from working capital of $9,964 at November 30, 2015. The increase in the deficit is primarily a result of the increases in due to related parties discussed below. As of December 31, 2016, our total assets were $16,427 compared to $13,641 in total assets at November 30, 2015. Total assets as of December 31, 2016 were comprised of $6,427 in cash and $10,000 in prepaid expenses, while as at December 31, 2015 total assets were comprised $11,141 in cash and $2,500 in prepaid expenses. As of December 31, 2016, our current liabilities were $66,124 comprised of $54,601 in loans from related parties and $11,523 for accounts payable. As of December 31, 2015, our current liabilities were $3,677 comprised of $3,477 loan from a shareholder and $200 in accounts payable.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities for the year ended December 31, 2016 were $11,141 consisting of a net loss of $59,661, and reduced by a $44,697 in expenses paid by a related party on behalf of the company and an increase in accounts payable of $11,323 and increased by an increase in prepaid expenses of $7,500. Net cash flows used in operating activities was $22,999 for the year ended November 30, 2015 consisting of a loss of $23,719 and reduced by a reduction in prepaid expenses of $720.

Net cash used in operating activities for the one month ended December 31, 2015 were $2,500 consisting of a net loss of $200, and reduced by an increase in accounts payable of $200 and increase by an increase in prepaid expenses of $2,500.

Cash Flows From Financing Activities

We have financed our operations primarily from advances from shareholders. For the year ended December 31, 2016, net cash provided by financing activities was $6,427 from a loan from our principal shareholder. For the year ended November 30, 2015, net cash provided by financing activities was $30,000 with $27,200 from issuance of common stock and $2,800 received from a loan from our principal shareholder.

For the one month ended December 31, 2015, there was no net cash provided by financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our operations over the next year. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of December 31, 2016, we had no material commitments.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2016 of $84,897, a net loss for the year ended December 31, 2016 of $59,661 and net cash used in operating activities for the year ended December 31, 2016 of $11,141. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2016 for the reasons discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 because it identified the following material weakness and significant deficiencies:

•

Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

•	Significant Deficiencies - Inadequate segregation of duties.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Moana Ho	27	Chief Executive Officer and Director(1)
Hui Zhou	35	Chief Financial Officer and Director(1)

(1) Appointed on February 18, 2016.

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

The following is a brief description of the background on our recently appointed officer and director.

Moana Ho has been a Director and President of the Company since February 18, 2016. Since March 2015, Ms. Ho has been the Operations Manager at Union Glory Gold Ltd., an organization primarily focused on Canadian mineral claims for iron ore, gold and granite. Ms. Ho’s responsibilities include investor relations, operations and contract management and investor relations. From December 2013 to March 2015, Ms. Ho was the office manager at Plutino Group, a renowned artist agency in Toronto, Canada where she managed all back-office operations, in-studio castings and website portfolios for artists and models, human resources and social media platforms on Twitter, Facebook and Instagram. Previously, Ms. Ho was a retail store manager for Durumi Apparel, a popular fashion boutique in Toronto, Canada from October 2011 to January 2014 where she was responsible for hiring and training all employees, marketing and advertising, merchandising, customer relations, social medial platforms, inventory purchasing, and managing all external and internal communication.

With over a decade in customer experience, her solid administrative experiences, communication skills and investor relations are expected to benefit the Company as a member of the board. Ms. Ho is also a native English speaker with a working knowledge in Cantonese and Mandarin.

Hui Zhou has served as our Chief Financial Officer and a Director since February 18, 2016. Mr. Zhou has been a financial analyst for Union Glory Group, a company that is primarily focused on Canadian mineral claims for iron ore, gold and granite. Mr. Zhou’s responsibilities include assessing the fair value of current and prospective mining projects, business and financial development, raising capital, investor relations and regulatory compliance. Mr. Zhou was previously a financial analyst of a private real estate investment trust managed by McGrath Group, a real estate company. Mr. Zhou’s duties included real estate acquisition modeling, fair value reporting for management and investors, financial risk assessment, market and economic analysis and investor relations.

Mr. Zhou received a Bachelor of Commerce degree in Finance from the University of New South Wales, Kensington Campus, Sydney, Australia and is a Chartered Financial Analyst.

Mr. Zhou’s experience as a financial analyst is expected to benefit the Company as a member of the board.

There are no family relationships between any of the executive officers and directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.unionbeam.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Board Structure

Our Board has not chosen to separate the positions of Chief Executive Officer and Chairman of the Board in recognition of the fact that our operations are sufficiently limited that such separation would not serve any useful purpose.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our board is responsible for designing, implementing and overseeing our risk management processes. The board does not have a standing risk management committee, but administers this function directly through the board as a whole. The whole board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at Rm. 1205, 12/F, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Director Compensation

Historically, our non-employee directors have not received compensation for their service outside the compensation set forth in the Summary Compensation Table below, but we may compensate our directors for their service in the future. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended December 31, 2016 with the exception of Moana Ho and Mr. Zhou who each filed a report on Form 3 late and Rudolf Novotny who did not file a Form 3.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2016, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2016 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016. Compensation information is shown for the fiscal years ended December 31, 2016 and 2015:

2016 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Moana Ho, President and Chief	2016	$-	$-	$-	$-	$-	$-	$-	-
Executive Officer(1)

Hui Zhou,	2016	$-	$-	$-	$-	$-	$-	$-	-
Chief Financial Officer(2)

__________

(1)	Ms. Ho was appointed as our President, Chief Executive Officer and Director on February 18, 2016.

(2)	Mr. Zhou was appointed Chief Financial Officer and a Director on February 18, 2016.

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2016:

With respect to each option award -

•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

•	the exercise price of such option; and

•	the expiration date of such option; and

•	with respect to each stock award -

•	the number of shares of our common stock that have been earned but have not vested;

•	the market value of the shares of our common stock that have been earned but have not vested;

•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Moana Ho	-	-	-	-	-	-	-	-	-
Hui Zhou	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of December 12, 2016, relating to the beneficial ownership of shares of common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable within 60 days, have been exercised or converted.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and preferred stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Union Bridge Holdings Limited, Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Moana Ho, President, Chief Executive Officer and Director	5,593,000	10.43%
Hui Zhou, Chief Financial Officer	0	-
Total Held by Officers and Directors of Each Class (2 persons):	5,593,000	10.43%

Five Percent Shareholders
Lily Ho(2)	5,593,000	10.43%
Mary Ho(2)	19,980,000	37.27%
Rudolf Novotny(3)	3,196,000	5.96%
Shan Ho(2)	5,593,000	10.43%

__________

(1)	Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after March 24, 2017. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them.

(2)	Address is: 3400 Bayview Avenue, Toronto, Ontario, M2M 3S3,

(3)	Address is: Suite 1105, 11th Floor, Emperor Group Centre, 288, Hennessy Road, Wanchai, HK.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended December 31, 2016 and November 30, 2015, directors advanced $44,697 and $0 to pay operating expenses on behalf of the Company, respectively.

During the year ended December 31, 2016 and November 30, 2015, a director has advanced $6,427 and $2,800 into the bank account of the Company., respectively.

As of December 31, 2016, December 31, 2015 and November 30, 2015, the Company owed to related parties $54,601, $3,477 and $3,477, respectively.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, are furnished to the Company without any charge.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and must be at arms’ length.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principle auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2016	One Month Period Ended December 31, 2015	Fiscal Year Ended November 30, 2015

Audit Fees	$3,750	$-	$9,500
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$3,750	$-	$9,500

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibits

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-10.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Articles of Incorporation as filed with the Secretary of State of Nevada on May 23, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2016)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

10.1	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2016).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_______

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Union Bridge Holdings Limited

Dated: March 29, 2017	By:	/s/ Moana Ho
Moana Ho, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Moana Ho	President, Chief Executive Officer and Director	March 29, 2017
Moana Ho	(principal executive officer)

/s/ Hui Zhou	Chief Financial Officer and Director	March 29, 2017
Hui Zhou	(principal financial and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Union Bridge Holdings Limited

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Union Bridge Holdings Limited and its subsidiaries as of December 31, 2016, December 31, 2015 and November 30, 2015, and the consolidated statements of operations, the consolidated statements of stockholders’ equity (deficit), and the consolidated statements of cash flows for the year ended December 31, 2016, the one month ended December 31, 2015 and the year ended November 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit from its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bridge Holdings Limited and its subsidiaries as of December 31, 2016, December 31, 2015 and November 30, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, the one month ended December 31, 2015 and the year ended November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $84,897 and has a net loss of $59,661 and used cash in operations of $11,141 for the year ended December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

March 29, 2017

Hong Kong, China

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,	November 30,
	2016	2015	2015

ASSETS
Current Assets
Cash and cash equivalents	$6,427	$11,141	$13,641
Prepaid expenses	10,000	2,500	-
Total Current Assets	16,427	13,641	13,641

TOTAL ASSETS	$16,427	$13,641	$13,641

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$11,523	$200	-
Due to related parties	54,601	3,477	3,477
Total Current Liabilities	66,124	3,677	3,477

TOTAL LIABILITIES	66,124	3,677	3,477

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
53,600,000 shares issued and outstanding, respectively	53,600	53,600	53,600
Capital Deficiency	(18,400)	(18,400)	(18,400)
Accumulated deficit	(84,897)	(25,236)	(25,036)
Total Stockholders' Equity (Deficit)	(49,697)	9,964	10,164

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,427	$13,641	$13,641

The accompanying notes are an integral part of these consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	Year Ended		December 1, to
	December 31,	November 30,	December 31,
	2016	2015	2015
Revenues	$-	$-	$-

Operating Expenses
General and administrative expenses	2,106	2,124	-
Professional fees	57,555	21,595	200
Total operating expenses	59,661	23,719	200

Loss from operations	(59,661)	(23,719)	(200)

Net loss	$(59,661)	$(23,719)	$(200)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	44,076,165	53,600,000

The accompanying notes are an integral part of these consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Capital	Accumulated
	Shares	Amount	Deficiency	Deficit	Total
Balance, November 30, 2014	40,000,000	$40,000	$(32,000)	$(1,317)	$6,683

Shares issued at $0.002	13,600,000	13,600	13,600	-	27,200
Net loss for the year	-	-	-	(23,719)	(23,719)
Balance, November 30, 2015	53,600,000	$53,600	$(18,400)	$(25,036)	$10,164

Net loss for the one month transition period	-	-	-	(200)	(200)
Balance, December 31, 2015	53,600,000	$53,600	$(18,400)	$(25,236)	$9,964

Net loss for the year	-	-	-	(59,661)	(59,661)
Balance, December 31, 2016	53,600,000	$53,600	$(18,400)	$(84,897)	$(49,697)

The accompanying notes are an integral part of these consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	Year Ended		December 1, to
	December 31,	November 30,	December 31,
	2016	2015	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,661)	$(23,719)	$(200)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by a related party	44,697	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	720	(2,500)
Accounts payable	11,323	-	200
Net Cash Used in Operating Activities	(11,141)	(22,999)	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	27,200	-
Proceeds from a related party	6,427	2,800	-
Net Cash Provided By Financing Activities	6,427	30,000	-

Net increase (decrease) in cash and cash equivalents	(4,714)	7,001	(2,500)
Cash and cash equivalents, beginning of period	11,141	6,640	13,641
Cash and cash equivalents, end of period	$6,427	$13,641	$11,141

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, DECEMBER 31, 2015 AND NOVEMBER 30, 2015

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

UNION BRIDGE HOLDINGS LIMITED (formerly Costo Inc.) (the "Company") was incorporated under the laws of the State of Nevada on May 6, 2014. The Company is developing a distribution of auto parts and components necessary for maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, Uzbekistan). The Company has developed a growth plan that includes expansion into businesses in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation.

On May 23, 2016, the Company changed its fiscal year end from November 30 to December 31. Since the Company elected to not file a Transition Report on Form 10-Q for the one-month transition period from December 1, 2015 to December 31, 2015 (the "Transition Period"), the Company included its unaudited financial statements for the Transition Period in the report on Form 10-Q, for the period ended September 30, 2016. The Company now operates on a fiscal year ending on December 31, 2016.

Recent Developments

On February 18, 2016, Yuhua Xu, the controlling shareholder, Chief Executive Officer and sole director of the Company, entered into and closed on a Share Purchase Agreement with Mary Ho, Rudolf Novotny, Shan Ho, Lily Ho and Moana Ho (each a "Purchaser" and collectively, the "Purchasers") whereby the Purchasers purchased a total of 39,950,000 shares of the Company's common stock (the "Shares") from Yuhua Xu, for an aggregate price of $223,720. The Shares acquired represent approximately 74.53% of the issued and outstanding shares of common stock of the Company.

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

All references to share and per share data have been adjusted to give effect of the Forward Stock Split discussed above.

Union Beam Investment Limited, a Hong Kong company, was formed on February 18, 2016 and First Channel Limited, a British Virgin Islands company was formed on March 18, 2016. Union Beam became a wholly owned subsidiary of First Channel on August 11, 2016 and First Channel became a wholly owned subsidiary of the Company on August 8, 2016. These newly formed subsidiaries are being used to expand the Company’s business to include business operations in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (May 6, 2014) resulting in an accumulated deficit of $84,897 as of December 31, 2016, has a net loss of $59,661 and net cash used in operating activities of $11,141 for the year ended December 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiaries, First Channel Limited and Union Beam Investment Limited. All material intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $6,427, $11,141 and $13,641 in cash and cash equivalents as of December 31, 2016, December 31, 2015 and November 30, 2015, respectively.

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company's financial instruments consist primarily of cash and cash equivalents, prepaid expenses, and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2016, December 31, 2015 and November 30, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions. (See Note 4)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2016 and November 30, 2015 and the one month ended December 31, 2015, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.

Common Stock

The Company has authorized 1,000,000,000 common shares with a par value of $0.001 per share.

During the year ended November 30, 2015, the Company issued 13,600,000 shares of its common stock in May 2016, at $0.002 per share for total proceeds of $27,200.

During the year ended December 31, 2016, the Company effectuated a 1 for 5 forward stock-split on the Company’s issued and outstanding shares. All references to share and per share data have been adjusted to give effect of the Forward Stock Split.

As of December 31, 2016, December 31, 2015 and November 30, 2015, the number of common shares issued and outstanding is 53,600,000.

NOTE 4 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory federal income tax rate at 34% and Hong Kong income tax rate at 16.5% to the income tax amount recorded as of December 31, 2016, December 31, 2015 and November 30, 2015 is as follows:

					For the Period
	Year Ended			Year Ended	from December 1 to
	December 31,			November 30,	December 31,
	2016			2015	2015
	USA	HK	Total	USA	USA
Net operating loss carryforward	$80,829	$4,068	$84,897	$23,719	$200
Effective Tax rate	34%	16.5%	33%	34%	34%
Deferred Tax Asset	27,482	671	28,153	8,064	68
Less: Valuation Allowance	(27,482)	(671)	(28,153)	(8,064)	(68)
Net deferred tax asset	$-	$-	$-	$-	$-

Net Operating losses from the US Company

At December 31, 2016, the Company had $80,829 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire 2034. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities from the year 2014 through 2016.

Net Operating losses from the Hong Kong Companies

As at December 31, 2016, the Company had $4,068 in net operating loss in net operating losses (“NOLs”) that may be available to offset future taxable income indefinitely.

The Company’s tax returns are subject to examination by tax authorities from 2016.

NOTE 5 - RELATED-PARTY TRANSACTIONS

During the year ended December 31, 2016 and November 30, 2015, directors advanced $44,697 and $0 to pay operating expenses on behalf of the Company, respectively.

During the year ended December 31, 2016 and November 30, 2015, a director has advanced $6,427 and $2,800 into the bank account of the Company., respectively.

As of December 31, 2016, December 31, 2015 and November 30, 2015, the Company owed to related parties $54,601, $3,477 and $3,477, respectively.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, are furnished to the Company without any charge.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated other subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no additional events to disclose.

