Form 10-Q
period 2017-03-31
UNION BRIDGE HOLDINGS LTD.
filed 2017-04-21
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.   ☐

As of April 19, 2017, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19,048	$6,427
Prepaid expenses	8,333	10,000
Total Current Assets	27,381	16,427

TOTAL ASSETS	$27,381	$16,427

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,811	$11,523
Due to related parties	89,303	54,601
Total Current Liabilities	104,114	66,124

TOTAL LIABILITIES	104,114	66,124

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 53,600,000 shares issued and outstanding	53,600	53,600
Capital Deficiency	(18,400)	(18,400)
Accumulated deficit	(111,933)	(84,897)
Total Stockholders' Deficit	(76,733)	(49,697)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,381	$16,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Revenues	$-	$-

Operating Expenses
General and administrative expenses	53	31
Professional fees	26,983	24,260
Total operating expenses	27,036	24,291

Loss from operations	(27,036)	(24,291)

Net loss	$(27,036)	$(24,291)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,036)	$(24,291)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by a related party	12,028	7,858
Changes in operating assets and liabilities:
Prepaid expenses	1,667	(5,000)
Accounts payable	3,288	10,292
Net Cash Used in Operating Activities	(10,053)	(11,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	22,674	-
Net Cash Provided By Financing Activities	22,674	-

Net increase (decrease) in cash and cash equivalents	12,621	(11,141)
Cash and cash equivalents, beginning of period	6,427	11,141
Cash and cash equivalents, end of period	$19,048	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

UNION BRIDGE HOLDINGS LIMITED (formerly Costo Inc.) (the "Company") was incorporated under the laws of the State of Nevada on May 6, 2014. The Company is developing a distribution of auto parts and components necessary for maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, Uzbekistan). The Company has developed a growth plan that includes expansion into businesses in the health-related industry and other businesses that operate over the Internet with the goal to maintaining long term sustainable growth and shareholders' wealth creation.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended March 31, 2017 of $27,036, an accumulated deficit of $111,933, cash flows used in operating activities of $10,053 and needs additional cash to maintain its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2016, as filed with the SEC on March 29, 2017.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

During the three month periods ended March 31, 2017 and 2016, directors have advanced $12,028 and $7,858 to pay operating expenses on behalf of the Company, respectively.

During the three month periods ended March 31, 2017 and 2016, directors have advanced $22,674 and $0 into the bank account of the Company, respectively.

As of March 31, 2017, and December 31, 2016, the Company owed to related parties $89,303 and $54,601, respectively.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, are furnished to the Company without any charge.

NOTE 4 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Change in Fiscal Year End

On May 23, 2016, the Company changed its fiscal year end from November 30 to December 31. The Company now operates on a calendar year ending on December 31, 2016.

Overview

Union Bridge Holdings Limited (the "Company") was incorporated under the laws of the State of Nevada on May 6, 2014 under the name Costo Inc. On May 23, 2016 the Company changed its name to Union Bridge Holdings Limited in connection with its growth plan that includes expansion into businesses in the health-related industry with the goal to maintaining long term sustainable growth and shareholders' wealth creation. The Company is evaluating its business of developing a distribution of autoparts and components necessary for maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, Uzbekistan).

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

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2017 and March 31, 2016. For comparative purposes, we are comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 as a result of our change in fiscal year end from November 30 to December 31 discussed above. The following discussion should be read in conjunction with the Company's financial statements and the related notes included in this quarterly report.

Three Month Period Ended March 31, 2017 Compared to the Three Month Period Ended March 31, 2016

Revenue

During the three months ended March 31, 2017 and March 31, 2016 we did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 increased by $2,745 compared to the three months ended March 31, 2016 due to in an increase in professional fees incurred in connection with the Company’s reporting obligations to the Securities and Exchange Commission.

Net Loss

The net loss for the three months ended March 31, 2017 was $27,036, an increase of $2,745 compared to the three months ended March 31, 2016. The increase is primarily a result of the increase in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2017, we had a working capital deficit of $76,733, an increase of $27,036 compared to our working capital deficit of $49,697 on December 31, 2016. The increase is primarily a result of an increase in total current liabilities of $37,990 partially offset by an increase in total current assets of $10,954.

Cash Flows From Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2017 was $10,053 compared to $11,141 for the three month period ended March 31, 2016. The decrease of $1,088 was primarily a result of an increase in expenses paid by a related party and prepaid expenses, partially offset by a reduction in accounts payable and an increase in net loss.

Cash Flows From Financing Activities

We have financed our operations primarily from advances from shareholders. Net cash provided by financing activities was $22,674 during the three month period ended March 31, 2017 compared to $0 in the three month period ended March 31, 2016. The increase in cash provided by financing activities consisted of proceeds from a related party advance.

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

Material Commitments

As of March 31, 2017, we had no material commitments.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2017 of $111,933, a net loss for the three months ended March 31, 2017 of $27,036 and net cash used in operating activities for the three months ended March 31, 2017 of $10,053. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The independent registered public accounting firm’s opinion accompanying our December 31, 2016 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BRIDGE HOLDINGS LIMITED

Dated: April 21, 2017	By:	/s/ Moana Ho
	Name:	Moana Ho
	Title:	Chief Executive Officer

Dated: April 21, 2017	By:	/s/ Hui Zhou
	Name:	Hui Zhou
	Title:	Chief Financial Officer

