Form 10-Q
period 2017-06-30
UNION BRIDGE HOLDINGS LTD.
filed 2017-07-21
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 20, 2017, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19,547	$6,427
Prepaid expenses	5,833	10,000
Total Current Assets	25,380	16,427

TOTAL ASSETS	$25,380	$16,427

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$742	$11,523
Due to related parties	110,759	54,601
Total Current Liabilities	111,501	66,124

TOTAL LIABILITIES	111,501	66,124

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 53,600,000 shares issued and outstanding	53,600	53,600
Capital Deficiency	(18,400)	(18,400)
Accumulated deficit	(121,321)	(84,897)
Total Stockholders' Deficit	(86,121)	(49,697)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,380	$16,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
	-	-
Operating Expenses
General and administrative expenses	1	-	54	31
Professional fees	9,387	13,999	36,370	38,258
Total operating expenses	9,388	13,999	36,424	38,289

Loss from operations	(9,388)	(13,999)	(36,424)	(38,289)

Other expense

Net loss	$(9,388)	$(13,999)	$(36,424)	$(38,289)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000	53,600,000	53,600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,424)	$(38,289)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by a related party	24,484	25,824
Changes in operating assets and liabilities:
Prepaid expenses	4,167	(2,500)
Accounts payable	(10,781)	3,824
Net Cash Used in Operating Activities	(18,554)	(11,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	31,674	-
Net Cash Provided By Financing Activities	31,674	-

Net increase (decrease) in cash and cash equivalents	13,120	(11,141)
Cash and cash equivalents, beginning of period	6,427	11,141
Cash and cash equivalents, end of period	$19,547	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

UNION BRIDGE HOLDINGS LIMITED (formerly Costo Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014. The Company has been developing a business relating to the distribution of auto parts and components necessary for maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, Uzbekistan), but has recently developed a growth plan that includes expansion into businesses in the health-related industry, with the goal to maintaining long term sustainable growth and shareholders' wealth creation.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the six months ended June 30, 2017 of $36,424, an accumulated deficit of $121,321, cash flows used in operating activities of $18,554 and needs additional cash to maintain its operations.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

During the six month periods ended June 30, 2017 and 2016, directors have paid $24,484 and $25,824, respectively, of operating expenses on behalf of the Company.

During the six month periods ended June 30, 2017 and 2016, directors have advanced $31,674 and $0, respectively, into the bank account of the Company.

As of June 30, 2017, and December 31, 2016, the Company owed to related parties $110,759 and $54,601, respectively.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, are furnished to the Company without any charge.

NOTE 4 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Union Bridge Holdings Limited (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014 under the name Costo Inc. On May 23, 2016, the Company changed its name to Union Bridge Holdings Limited in connection with its growth plan that includes expansion into businesses in the health-related industry with the goal to maintaining long term sustainable growth and shareholders’ wealth creation. The Company is evaluating the viability of its business of developing a distribution of autoparts and components necessary for maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, Uzbekistan).

The Company is planning to use the recently formed subsidiaries discussed below to expand its business to include business operations in the health-related industry. Prospective targets are companies in the biotech industry, innovative healthcare products such health supplements and devices as well as healthcare hospitality and service operations. All these aim at improving the well-being of mankind and making the world a better place to live. Our expansion is expected to include raising working capital. We have not entered into any definitive agreements for acquisitions and do not have any commitments for financing as of the date of this report.

Union Beam Investment Limited, a Hong Kong company, was formed on February 18, 2016 and First Channel Limited, a British Virgin Islands company was formed on March 18, 2016. Union Beam became a wholly owned subsidiary of First Channel on August 11, 2016 and First Channel became a wholly owned subsidiary of the Company on August 8, 2016. The Company plans to use these newly formed subsidiaries to expand the Company’s business operations in the health-related industry.

Change in Fiscal Year End

On May 23, 2016, the Company changed its fiscal year end from November 30 to December 31. The Company now operates on a calendar year ending on December 31.

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

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2017 and June 30, 2016. For comparative purposes, we are comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 as a result of our change in fiscal year end from November 30 to December 31 discussed above. The following discussion should be read in conjunction with the Company’s financial statements and the related notes included in this quarterly report.

Three and Six Month Periods Ended June 30, 2017 Compared to the Three and Six Month Periods Ended June 30, 2016

Revenue

During the three and six months ended June 30, 2017 and June 30, 2016 we did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended June 30, 2017 decreased by $4,611 compared to the three months ended June 30, 2016. Total operating expenses for the six months ended June 30, 2017 decreased by $1,865 compared to the six months ended June 30, 2016. The decreases were primarily due to a decrease in professional fees incurred in connection with the Company’s reporting obligations to the Securities and Exchange Commission.

Net Loss

The net loss for the three months ended June 30, 2017 was $9,388, a decrease of $4,611 compared to the three months ended June 30, 2016. The net loss for the six months ended June 30, 2017 was $36,424, a decrease of $1,865 compared to the six months ended June 30, 2016. The decreases were primarily a result of the decrease in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2017, we had a working capital deficit of $86,121, an increase of $36,424 compared to our working capital deficit of $49,697 on December 31, 2016. The increase is primarily a result of an increase in total current liabilities of $45,377, partially offset by an increase in total current assets of $8,953.

Cash Flows From Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2017 was $18,554 compared to $11,141 for the six month period ended June 30, 2016. The increase of $7,413 was primarily a result of a reduction in accounts payable and partially offset by a reduction in prepaid expenses.

Cash Flows From Financing Activities

We have financed our operations primarily from advances from shareholders. Net cash provided by financing activities was $31,674 during the six month period ended June 30, 2017 compared to $0 in the six month period ended June 30, 2016. The increase in cash provided by financing activities consisted of proceeds from related party advances.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of June 30, 2017, we had no material commitments.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2017 of $121,321, a net loss for the six months ended June 30, 2017 of $36,424 and net cash used in operating activities for the six months ended June 30, 2017 of $18,554. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The independent registered public accounting firm’s opinion accompanying our December 31, 2016 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BRIDGE HOLDINGS LIMITED

Dated: July 21, 2017	By:	/s/ Joseph Ho
	Name:	Joseph Ho
	Title:	Chief Executive Officer and Chief Financial Officer

