Form 10-Q
period 2017-09-30
UNION BRIDGE HOLDINGS LTD.
filed 2017-10-25
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017

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

 Provide a copy of communications to:

Loeb & Loeb LLP

345 Park Ave

New York, New York 10154

Attn: Giovanni Caruso

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

As of October 24, 2017, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$122,633	$6,427
Prepaid expenses	3,333	10,000
Total Current Assets	125,966	16,427

TOTAL ASSETS	$125,966	$16,427

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,919	$11,523
Due to related parties	223,964	54,601
Total Current Liabilities	227,883	66,124

TOTAL LIABILITIES	227,883	66,124

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
53,600,000 shares issued and outstanding	53,600	53,600
Capital Deficiency	(18,400)	(18,400)
Accumulated deficit	(137,117)	(84,897)
Total Stockholders' Deficit	(101,917)	(49,697)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$125,966	$16,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses (recovery)	(23)	-	31	31
Professional fees	15,819	10,819	52,189	49,077
Total operating expenses	15,796	10,819	52,220	49,108

Loss from operations	(15,796)	(10,819)	(52,220)	(49,108)

Other expense	-	-	-	-

Net loss	$(15,796)	$(10,819)	$(52,220)	$(49,108)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000	53,600,000	53,600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,220)	$(49,108)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related parties	27,627	34,203
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6,667	-
Increase (decrease) in accounts payable	(7,604)	3,764
Net Cash Used in Operating Activities	(25,530)	(11,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	141,736	-
Net Cash Provided By Financing Activities	141,736	-

Net increase (decrease) in cash and cash equivalents	116,206	(11,141)
Cash and cash equivalents, beginning of period	6,427	11,141
Cash and cash equivalents, end of period	$122,633	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended September 30, 2017 of $52,220, an accumulated deficit of $137,117, cash flows used in operating activities of $25,530, and needs additional cash to maintain its operations.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 29, 2017.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

During the nine month periods ended September 30, 2017 and 2016, directors have paid $27,627 and $34,203, respectively, of operating expenses on behalf of the Company.

During the nine month periods ended September 30, 2017 and 2016, directors have advanced $141,736 and $0, respectively, to the Company to use as working capital.

As of September 30, 2017, and December 31, 2016, the Company owed to related parties $223,964 and $54,601, respectively.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, are furnished to the Company without any charge.

NOTE 4 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Union Bridge Holdings Limited (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014 under the name Costo Inc. On May 23, 2016, the Company changed its name to Union Bridge Holdings Limited in connection with its growth plan that includes expansion into businesses in the health-related industry with the goal to maintaining long term sustainable growth and shareholders’ wealth creation. The Company is evaluating the viability of becoming a distributor of auto parts and components necessary for the maintenance and repairs of automobiles and special equipment (construction, road machinery etc.) from China to Europe and CIS countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan, and Uzbekistan).

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

The results discussed below are for the three and nine months ended September 30, 2017 and September 30, 2016. For comparative purposes, we are comparing the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016 as a result of our change in fiscal year end from November 30 to December 31, discussed above.

Three and Nine Month Periods Ended September 30, 2017 Compared to the Three and Nine Month Periods Ended September 30, 2016

Revenue

During the three and nine months ended September 30, 2017 and September 30, 2016 we did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended September 30, 2017 increased by $4,977 compared to the three months ended September 30, 2016. Total operating expenses for the nine months ended September 30, 2017 increased by $3,112 compared to the nine months ended September 30, 2016. The increases were primarily due to an increase in professional fees incurred in connection with the Company’s reporting obligations to the Securities and Exchange Commission.

Net Loss

The net loss for the three months ended September 30, 2017 was $15,796, an increase of $4,977 compared to the three months ended September 30, 2016. The net loss for the nine months ended September 30, 2017 was $52,220, an increase of $3,112 compared to the nine months ended September 30, 2016. The increases were primarily a result of the increase in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2017, we had a working capital deficit of $101,917, an increase of $52,220 compared to our working capital deficit of $49,697 on December 31, 2016. The increase is primarily a result of an increase in total current liabilities of $161,759, partially offset by an increase in total current assets of $109,539.

Cash Flows From Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2017 was $25,530, compared to $11,141 for the nine month period ended September 30, 2016. The increase of $14,389 was primarily a result of a reduction in accounts payable and partially offset by a reduction in prepaid expenses and expenses paid directly by related parties.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $141,736 during the nine month period ended September 30, 2017 compared to $0 in the nine month period ended September 30, 2016. The increase in cash provided by financing activities consisted of proceeds from related party advances.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our operations and potential acquisitions over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) the acquisition of businesses in the health-related industry; (ii) acquisition of inventory; (iii) developmental expenses associated with a start-up business; and (iv) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of September 30, 2017, we had no material commitments.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2017 of $137,117, a net loss for the nine months ended September 30, 2017 of $52,220 and net cash used in operating activities for the nine months ended September 30, 2017 of $25,530. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances that the Company will accomplish its goals. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings involving us or our properties. As of the date of this Quarterly Report on Form 10-Q, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

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

_____________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BRIDGE HOLDINGS LIMITED

Dated: October 25, 2017	By:	/s/ Joseph Ho
	Name:	Joseph Ho
	Title:	Chief Executive Officer and Chief Financial Officer

