Form 10-K
period 2017-12-31
UNION BRIDGE HOLDINGS LTD.
filed 2018-04-02
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Union Bridge Holdings Limited
(Name of Registrant in its Charter)

Nevada	000-55731	32-0440076
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Rm. 1205, 12/F, Harcourt House, 39 Gloucester Road,

Wanchai, Hong Kong

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 852-2468-3012

Not applicable

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,547,070 based on the closing sale price of the registrant’s common stock on June 30, 2017 of $0.27 per share.

As of April 2, 2018, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Union Bridge Holdings Limited

Form 10-K

December 31, 2017

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

PART I

Item 1. Business

Overview

Union Bridge Holdings Limited (the “Company” or “we”) was incorporated under the laws of the State of Nevada on May 6, 2014 under the name Costo, Inc. to engage in the business of distributing automobile parts and components necessary for the maintenance and repair of automobiles and specialty equipment, including construction and road machinery, principally in China, Europe and certain Commonwealth of Independent States countries (Kyrgyzstan, Kazakhstan, Armenia, Azerbaijan, Tajikistan and Uzbekistan). We changed our name to Union Bridge Holdings Limited on May 23, 2016 in connection with our expanded business plan under which we determined to expand operations into the health care industry. We never achieved any revenues from our automobile and specialty equipment business and during the fourth quarter of 2017 we determined to discontinue that area of business.

Throughout this Annual Report references to the Company also include reference to our wholly owned subsidiaries, First Channel Limited (“First Channel”), a British Virgin Islands company formed on March 12, 2016, Windsor Honour Limited (“Windsor”), a British Virgin Islands company formed on October 30, 2017, Phoenix Creation Global Limited (“Phoenix”), a British Virgin Islands company formed on October 26, 2017, First Channel’s wholly owned subsidiary, Union Beam Investment Limited (“Union Beam”), a Hong Kong company formed on February 18, 2016, Union Beam’s wholly owned subsidiary Qianhai Lianqiao Investment Consulting (Shenzen) Company Limited, a Chinese company formed on February 2, 2018, Phoenix’s wholly owned subsidiary, Union Care Investment Limited (“Union Care”) a Hong Kong company formed on February 13, 2018.

Since May 23, 2016 we have taken steps to position our company to operate in two segments of the health care industry: (i) as a distributor in Asia of technologically advanced medical equipment devices and other lifestyle products and services for the elderly, including, but not limited to wheelchairs and telemedic devices, and (ii) as an operator of senior care facilities in Asia, including, but not limited to Hong Kong, China and Thailand.

We intend to grow primarily through mergers and acquisitions. Prospective targets are companies in the biotech industry, healthcare hospitality and service providers and manufacturers and suppliers of innovative healthcare products and devices, including health supplements. Our intended expansion will require us to raise additional working capital. We do not have any present commitments from any potential providers of funds.

The medical device industry in Asia offers distributors many opportunities. While many sectors are affected by economic downturns, the growth of medical technology remains largely undeterred due to its indispensable nature within an aging population. We intend to compete in this market based upon product quality and cost effectiveness. Competitive product pricing combined with an evolving product line is expected to provide us with the opportunity to efficiently operate in designated territories. We will need to engage local sales distribution channels in connection with our medical products and devices. Our present management does not have experience in the sale of such products and devices.

The core elements of our senior health care facility strategy are to:

•

Acquire, develop, lease, own and/or manage a diversified portfolio of quality, high level, healthcare properties across multiple geographic locations, initially in Hong Kong, China and Thailand; Align ourselves with leading healthcare companies, operators and service providers, which, over the long term, should result in higher net operating cash flows and appreciation of property values; and

•	Establish name recognition in the geographic areas in which we operate.

We intend to operate in the most attractive sectors of the senior living industry in Asia. Our goal is to be a first choice in senior living by being a most trusted and effective senior living provider. Our senior housing facilities are intended to provide personalized care tailored to fit individual preferences and needs while treating residents with dignity and encouraging independence. Our community and service offerings are intended to combine housing, health care, hospitality and ancillary services. Our senior living communities will offer residents a supportive home-like setting, assistance with activities of daily living and, in certain communities, licensed skilled nursing services. By providing residents with a range of service options as their needs change, we expect to provide greater continuity of care, enabling seniors to “age-in-place”, which we believe enables them to maintain residency with us for longer periods of time. The ability of residents to age-in-place is also beneficial to our residents and their families who are concerned with care decisions for their elderly relatives. With our planned platform of a range of community and service offerings, we believe that we will be positioned to take advantage of favorable demographic trends over time.

We also intend to offer in-home services for the elderly, including housing care, meal preparation, feeding, bathing and dressing services. In addition, we intend to establish community centers at which home-based seniors can receive medical support and rehabilitation training. Our present management does not have experience in the operation of senior care facilities. In connection with this segment, we intend to partner with experienced operators of senior care facilities.

Our proposed healthcare business is at an early stage of development. No assurances can be given that we will obtain capital as and when needed or that, if obtained, we will successfully develop our healthcare business.

Recent Developments

Distribution of Medical and Lifestyle Equipment and Services

On November 3, 2017, our wholly owned subsidiary, First Channel Limited (“FCL”), entered into two binding Memoranda of Understanding (the “MOUs”) with G Medical Innovations Asia Limited (“G Medical Asia”), a Hong Kong company which develops and markets clinical and consumer medical-grade health monitoring solutions, for the distribution of G Medical Asia’s Prizma device (“Prizma”) and its related services in India and Taiwan. Prizma is a small “telemedic” device that neatly encases a regular smart-phone making it a constant companion of the user. With Prizma, consumers are able to record their vital medical parameters such as ECG, heart rate and rhythm, oxygen saturation levels in the body, body temperature and overall stress levels. The recorded data is then transmitted over the internet to a special G Medical center, where they are interpreted by G Medical and users are alerted if any abnormalities are observed. Prizma has US Food and Drug Administration clearance and European Union CE Mark approval. The MOUs obligate the parties to hold good faith negotiations in order to execute binding definitive agreements. G Medical Asia is a subsidiary of G Medical Innovations Holdings Limited, a company whose stock trades on the Australian Securities Exchange (ASX:GMV). The monitoring service through the G Medical center has yet to be established. We are presently conducting additional diligence on Prizma and will need to apply for licenses and other governmental approvals prior to any distribution and sale of Prizma. There can be no guaranty that definitive agreements pursuant to the MOUs will be successfully negotiated and executed.

On December 21, 2017, FCL signed an Official Distributor Contract (the “Contract”) with Changzhou Airwheel Technology Co., Ltd. (“Airwheel”) one of the world’s leading smart transportation device manufacturers. Thereunder, FCL was appointed as one of Airwheel’s overseas wheelchair distributors in Hong Kong for a period of three years from the date of the contract with exclusivity for the first year. Airwheel designs and manufactures state of the art wheelchairs with certain artificial intelligence features primarily for the use of the elderly. Pursuant to the contract, FCL will also receive priority in the distribution of any future products that are launched by Airwheel. The Contract covers Airwheel’s H3, H8, A6, A6S and D3 models.

We have not yet purchased or sold any Prizma devices or Airwheel wheelchairs other than the samples purchased for marketing and promotion purpose.

Senior Care Facilities

We are presently seeking acquisition opportunities to fulfill our senior care facility vision. In February 2018, we signed a Memorandum of Understanding , through an agent, with Japan Genki Group (“Genki”), a well-known senior care group based in Japan, as a strategic partner in Asia to operate senior care facilities and provide senior care services in Thailand and Hong Kong.

As of December 31, 2016 Genki was operating 79 senior care facilities in Japan and several senior care centers in Shanghai, Taiwan and Thailand. Genki’s senior care centers offer a wide range of services. Genki also operates a training school for nursing practitioners. Many of the markets in which we intend to operate are experiencing nursing shortages and the availability of trained nursing practitioners through such training school is expected to help us address our nursing needs.

As of December 31, 2016 Genki was operating 79 senior care facilities in Japan and several senior care centers in Shanghai, Taiwan and Thailand. Genki’s senior care centers offer a wide range of services. Genki also operates a training school for nursing practitioners. Many of the markets in which we intend to operate are experiencing nursing shortages and the availability of trained nursing practitioners through such training school is expected to help us address our nursing needs.

Our first senior care facility is expected to be established on a property of approximately 4,250 sq. meters in Chang Mai, Thailand. Our subsidiary, Windsor Honour Limited (“WHL”), has entered into a Binding Heads of Agreement to enter into a cooperative venture with the owner of the land parcel. The facility is proposed to have four blocks, each with eight floors, and house approximately 400 residents. The parties will negotiate in good faith toward definitive agreements regarding the project. WHL would lease the land and be the developer of the project and would own the buildings on the site. WHL would have full control of the design and supervision of the construction of the project, as well as daily operations and management of the project. The land owner would be responsible for obtaining necessary construction, operation and other permits for the project and would provide necessary liaison with government officials. Total investment in the project for development and construction is estimated to be approximately 200 million Thai Baht (approximately US$6.4 million at current exchange rates), for which WHL would be responsible to obtain financing. WHL would also be responsible for arranging financing of operating costs until they can be funded from operations. The project would lease the land for 90 years with automatic renewals, each for 30 years. The total rent for the first 90 years would be 10 million Thai Baht (approximately US$320,000 at current exchange rates). In addition to the rent, WHL may consider a discretionary bonus to the land owner (with details to be agreed in the definitive agreements).

Upon signing definitive agreements, WHL will pay 2 million Thai Baht (approximately US$64,300 at current exchange rates) as a deposit to the land owner within 90 days, which will be refundable if the development plan for the land as a senior nursing home facility has not been approved by the competent government authority within one year, or if before that date such authority has definitively denied the application for the development plan upon the request of WHL. Otherwise, the deposit will be applied to the rent for the land.

We believe that co-operative development with Genki and Beijing Yi Yue will complement both side strengths and bring mutual benefits. No assurances can be given however that we will raise the capital required to fund such development or that definitive agreements pursuant to the Memorandums of Understanding will be successfully negotiated and executed.

Industry and Market Overview

The healthcare industry in Asia is expected to grow by 11.1% in 2018, representing one of the fastest growing regions in the world. This positive growth is fueled by the increasing adoption of technology, innovative healthcare access programs and the delivery of care outside of traditional hospital settings. Frost & Sullivan estimates that the Asian healthcare industry will grow to US$517 billion in 2018.

The world’s aging population has received growing attention in recent years bringing the issue of the need for quality elder care options to the forefront. As the elderly population grows at an accelerating rate, many businesses now view elder care as a “sunrise industry” which can offer attractive returns for investors. Today, growth in senior living market presents both tremendous opportunities and challenges.

The senior living industry is generally highly fragmented and characterized by numerous local and regional operators. We believe that a number of trends will contribute to the continued growth of the senior living industry in coming years. As a result of scientific and medical breakthroughs over the past 30 years, seniors are living longer. Due to demographic trends, and continuing advances in science, nutrition and healthcare, the senior population will continue to grow, and we expect the demand for senior living services to continue to increase in future years. There is a growing consumer awareness among seniors and their families concerning the types of services provided by senior living operators, which has further contributed to the demand for senior living services

Challenges in this industry include increased regulation of the assisted living and skilled nursing sectors. The regulatory environment continues to intensify in the number and types of laws and regulations affecting this industry, accompanied by increased enforcement activity by governmental officials.

Competition

Our competition includes other distributors of technologically advanced medical equipment and other lifestyle products and services for the elderly and operators of senior care facilities. Some of our competitors may have significantly greater financial, marketing and human resources than we do. Our competitors may undertake more far-reaching marketing campaigns, including Internet based advertisements, and adopt more aggressive pricing policies that may allow them to build larger customer and distribution bases than ours. Our competitor’s products and services may achieve greater market acceptance than ours.

Customers

We have no customers and have not achieved any operating revenues to date. We do not expect to achieve revenues from our medical and lifestyle equipment and service business or our senior care facilities business until the second half of 2018, at the earliest. We do not expect a single or small group of customers to account for a substantial portion of our revenues.

Employees

At April 2, 2018 we have five employees, including our three executive officers, a marketing manager, an accountant and an administrative clerk. None of our employees are represented by a union.

Government Regulation

The healthcare industry in Asia and elsewhere is highly regulated at the local, regional and national level and is subject to evolving standards. Healthcare laws, rules and regulations require compliance with establish standards and are intended to provide safe healthcare to the general public. The costs of compliance with such rules and regulation can be significant.

Share Purchase Agreement

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

Concurrently with the closing of the Share Purchase Agreement, Yuhua Xu, resigned as an officer and director of the Company and Moana Ho was appointed President and Chairman of the Board of Directors and Hui Zhou was appointed as Chief Financial Officer and Director.

Amended and Restated Articles

In connection with our desire to expand our business, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State on May 23, 2016 to:

1.	Change the Company’s corporate name from Costo Inc. To Union Bridge Holdings Limited;

2.	Increase the number of authorized shares of common stock, $0.001 par value, from 75,000,000 to 1,000,000,000;

3.	Create a class of preferred stock consisting of 20,000,000 shares, the designations and attributes of which are left for future determination by our board of directors; and

4.	Effect a 1 for 5 forward stock split of the Company’s issued and outstanding common stock.

The Amended and Restated Articles of Incorporation became effective on June 21, 2016 upon approval by The Financial Information Regulatory Authority.

Change in Fiscal Year End

On May 23 ,2016 we changed our fiscal year end from November 30 to December 31.

Available Information

We make available, free of charge, or through our Internet website, at www.ughl-us.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, or Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

We may take advantage of these provisions through December 31, 2020. If certain events occur prior to December 31, 2020, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to December 31, 2020.

We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in this registration statement and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available to smaller reporting companies.

Our Corporate Information

Our corporate headquarters are located at Room 1205, 12/F, Harcourt House,39 Gloucester Road, Wanchai, Hong Kong and our telephone number is +852 2468 3012. Our filings with the Securities Exchange Commission, or SEC, are available free of charge through the SEC website.

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

Since our inception, we have not achieved revenues and have suffered recurring losses from operations. We do not expect to achieve revenues until the second half of 2018 at the earliest. We had a working capital deficiency of $196,643 as of December 31, 2017. Further losses are anticipated in the development of our business. Therefore, our continuation as a going concern is dependent upon our completion of a future financing. However, there is no assurance that we will be successful in completing such a financing. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business and financial condition will be adversely impacted. As a result, there is substantial doubt as to our ability to continue as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2017, refer to the substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We do not have sufficient cash to fund planned operations or meet our obligations for the next 12 months without raising additional funds.

Because we have a very limited operating history, investors have little basis to evaluate our ability to operate.

Our activities to date have been focused on raising capital, developing a business plan, and positioning the Company to act on such business plan. We have not generated any revenues from our business. Consequently, we face all of the risks commonly encountered by businesses that lack an established operating history including the need for additional capital, personnel and intense competition. There is no assurance that our business plan will be successful.

The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations.

We intend to offer and sell our products and services in several countries subjecting us to the risks inherent in foreign operations. Economic uncertainty in some of the geographic regions in which we intend to operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows in those areas.

Risks inherent in our international operations include:

•	foreign currency exchange controls and tax rates;

•	foreign currency exchange rate fluctuations, including devaluations;

•	the potential for changes in regional and local economic conditions, including local inflationary pressures;

•	restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

•	changes in laws and regulations, including laws and policies affecting trade and foreign investment;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	more expansive legal rights of foreign unions or works councils;

•	changes in labor conditions and difficulties in staffing and managing international operations;

•	the potential for nationalization of enterprises or facilities; and

•	unsettled political conditions and possible terrorist attacks

These and other factors may have material adverse effect on our operations and, consequently, on our consolidated financial condition or results of operations.

Political and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, results of operations and cash flows.

We will be exposed to risks inherent in doing business in each of the countries or regions in which we or our customers or suppliers operate including civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses or permits required to operate facilities or import or export goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds.

Manufacturing risks may adversely affect our ability to distribute our products and could reduce our gross margin and our profitability.

Our business strategy depends, in part, on the ability of third party manufacturers and suppliers to manufacture the products we intend to distribute in sufficient quantities and on a timely basis so as to meet customer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to the manufacturing capabilities of such third party manufacturers including:

•	quality or reliability defects in product components that are sourced from third-party suppliers;

•	their inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;

•	their failure to increase production of products to meet demand;

•	their inability to modify production lines to enable them to efficiently produce future products or implement changes in current products in response to regulatory requirements;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner; and

•	potential damage to or destruction of manufacturing equipment or manufacturing facilities.

We intend to conduct business in China which subjects us to certain risks.

We intend to conduct certain of our distribution and senior care operations in China. As a result, our business is subject to risks associated with doing business in China, including:

•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;

•	historically lower protection of intellectual property rights;

•	unexpected or unfavorable changes in regulatory requirements; and

•	changes and volatility in currency exchange rates.

We may enter into strategic collaborations or alliances with third parties that may not result in the development of commercially viable operations or the generation of significant future revenue.

In the ordinary course of our business, we may enter into strategic collaborations or alliances to distribute product candidates, to operate senior care facilities and to pursue new markets. Proposing, negotiating and implementing strategic collaborations or alliances may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenue.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. We may have limited control over the amount and timing of resources that any future collaborators devote to our joint ventures. Disputes between us and our collaborators may result in litigation or arbitration that would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products and services relating to such transaction or arrangement or may need to purchase such rights at a premium.

We may seek to grow our business through acquisitions of complementary businesses, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could impair our ability to execute our business strategies.

From time to time, we may consider opportunities to acquire other businesses that may enhance our then existing business or, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

•	problems assimilating the new business;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from then existing businesses;

•	risks associated with entering new markets in which we have limited or no experience; and

•	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our inability to integrate any acquired products or technologies effectively could impair our ability to execute our business strategies.

We will need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

We require additional capital to further our business plans and grow our business. The expected growth of our business will significantly increase our expenses. As a result, we will need to raise additional capital, which may not be available on reasonable terms, if at all. Our future capital requirements will depend on many factors, including:

•	the revenue generated by our products and services;

•	the costs associated with expanding our operations;

•	the costs associated with developing and commercializing our senior care operations;

•	the costs of obtaining and maintaining regulatory clearance or approval for products and services;

•	the costs of ongoing compliance and regulatory requirements;

•	expenses we incur in connection with potential litigation or governmental investigations;

•	anticipated or unanticipated capital expenditures; and

•	unanticipated general and administrative expenses.

As a result of these and other factors, we do not know the extent to which we may be required to raise additional capital from public or private offerings of our capital stock, borrowings under credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

If we are unable to raise additional capital, we will not be able to expand our infrastructure, enhance our products and services or take advantage of future opportunities, or respond to competitive pressures, changes in supplier relationships, or unanticipated changes in customer demand. Any of these events could adversely affect our ability to achieve our strategic objectives and impact our ability to continue as a going concern.

We will face competition from numerous companies, many of whom will have greater resources than we do.

We will compete with a number of companies engaged in the senior care product business segments in which we intend to operate. Many of these competitors will be large, well-capitalized companies with significantly greater market share and resources than we have. As a result, these companies may be better positioned than we are to spend more aggressively on marketing, sales, and other product and service initiatives.

In addition, competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. If we are unable to offer products and services that compete effectively against the products and services of existing or future competitors, our future revenue could be negatively impacted. Some of our competitors may compete by changing their pricing model or by lowering the price of their products and services. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of our products and services. If we are unable to maintain or increase our selling prices in the face of competition, we may not improve our gross margins.

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

We intend to pursue acquisitions of businesses and capabilities. We also intend to pursue strategic alliances and joint ventures that leverage our industry experience to expand our offerings or distribution capabilities. We have no experience with acquiring other companies and forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions could also result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could harm our financial condition and results of operations. We may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

To finance any acquisitions or joint ventures, we may choose to issue common stock as consideration, which could dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

Risks Related to Administrative, Organizational and Commercial Operations and Growth

We may be unable to manage our anticipated future growth effectively, which could make it difficult to execute our business strategy.

We anticipate growth in our business operations. This future growth could create a strain on our organizational, administrative and operational infrastructure. We may not be able to maintain the quality of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

If we are unable to support demand for our products and services, including ensuring that we have adequate resources to meet increased demand, our business could be harmed.

As our commercial operations and sales volume grow, we will need to continue to increase our workflow capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We cannot assure you that any of these increases in scale, expansion of personnel, purchase of equipment or process enhancements will be successfully implemented.

The loss of our Chief Executive Officer, Chief Financial Officer or Director for Business Development our inability to attract and retain highly skilled personnel could negatively impact our business. Our management has no experience in the segments of the healthcare industry in which we are intend to operate.

Our success depends on the skills, experience and performance of our President and Chief Executive Officer, Joseph Ho, our Chief Financial Officer, Kam Pang Chim, and our Director for Business Development, Felip Wai Lap Fai. The individual and collective efforts of these employees will be important as we continue to develop our business and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. Our executive officers do not presently have employment agreements. Our executive officers have no experience in the segments of the healthcare industry in which we intend to operate. We expect to hire qualified employees with industry experience and/or partner with persons or entities with such experience.

Our future operations will depend, in part, on our ability to attract and retain highly skilled employees and project partners. We may not be able to attract or retain qualified employees and project partners in the future due to the competition for qualified personnel among our competitors. Recruiting and retention difficulties can limit our ability to support our current operations and anticipated future growth programs. All of our employees are and will be at-will, which means that either we or the employee may terminate his or her employment at any time.

Risks Related to Ownership of Our Common Stock

There is currently a limited market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our Common Stock at times and prices that you believe are appropriate.

Our common stock is not listed on a national securities exchange or any other exchange, and is presently quoted on the OTCQB tier of OTC Markets. There is no active trading market for our common stock and our common stock may never be included for trading on any stock exchange. Accordingly, our common stock is highly illiquid and you may experience difficulty in re-selling shares of our common stock at times and prices that you may desire.

The designation of our common stock as a “penny stock” may limit the liquidity of our Common Stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders may have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our Common Stock and could have an adverse effect on the market for and price of our Common Stock.

The market price of our common stock may be highly volatile, and may be influenced by numerous factors, some of which are beyond our control.

If an active market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	regulatory actions with respect to our products and services or our competitors’ products and services;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our Common Stock by us, our insiders or our other stockholders;

•	speculation in the press or investment community;

•	announcement or expectation of additional financing efforts;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of April 2, 2018, our executive officers, directors and principal (5% or greater) stockholders, together with their respective affiliates, owned approximately 74.5% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because our common stock is not listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

If we fail to implement and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), subject to certain exceptions. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and to obtain attestations of the effectiveness of internal controls by independent auditors. However, as discussed in detail below, as an emerging growth company and a smaller reporting company, we are not required to obtain an auditor attestation. As a private company, Sincerity Australia Pty Ltd. was not subject to requirements to establish, and did not establish, internal control over financial reporting and disclosure controls and procedures consistent with those of a public company. Our management team and board of directors will need to devote significant efforts to implementing and maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff. Any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on the tradability of our common stock, which in turn would negatively impact our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We currently have a small team with primary responsibility for performing most of our accounting and financial reporting duties. As a result, certain aspects of internal accounting control which require adequate segregation of duties are missing. We believe we do not currently have sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary or adequate accounting policies, processes and procedures, particularly in the areas of revenue recognition, equity related transactions and other complex, judgmental areas for U.S. generally accepted accounting principles, or GAAP, financial reporting and SEC reporting purposes and consequently, we must rely on third party consultants. These deficiencies represent a material weakness (as defined under the Exchange Act) in our internal control over financial reporting in both design and operation. We may identify additional material weaknesses in the future. Under the Exchange Act, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We are currently developing a plan to design, review, implement and refine internal control over financial reporting. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as resulting rule changes enacted by the SEC, the New York Stock Exchange and the NASDAQ Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not listed on the NASDAQ Stock Market or the New York Stock Exchange, we are not presently required to comply with many of the corporate governance provisions and we have not yet adopted most of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

If we are deemed to have been a former shell company, Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended, will be available to our shareholders only during such times that we remain current with our SEC reporting requirements and satisfy other Rule 144 requirements applicable to former shell companies.

We do not believe that we are or have ever been a “shell company” as such term is defined in Rule 405 and Rule 12b-2 of the Securities Exchange Act of 1934. Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended (the “Securities Act”) provides conditions under which restricted and control securities of issuers can be sold without registration under the Securities Act. Rule 144(i) limits the availability of Rule 144 to shareholders of former shell companies to circumstances where former shell companies have ceased to be shell companies, have filed Form 10 type information, one year has elapsed since the filing of such Form 10 type information and the former shell company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 month period or such shorter period that the former shell company was subject to such reporting requirements. Should it be determined that we were a shell company, absent registration or other exemption therefrom, holders of our restricted and control shares will not be able to sell their shares in the public market.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our existing stockholders. We are authorized to issue an aggregate of one billion shares of common stock and 20 million shares of “blank check” preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We will need to raise capital in the future to fund the development of our products and services or for other purposes. Any equity financing may have a significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

You should not rely on an investment in our Common Stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our Common Stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our Common Stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our executive offices are located at Room 1205, 12/F Harcourt House, 39 Glouchester Road, Wanchai Hong Kong, where we share approximately 2,200 square feet of office space with a related party of our controlling shareholder. We intend to seek additional space in connection with our anticipated future growth.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter beginning on June 22, 2016 when our shares of common stock were first quoted on the OTCQB. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2017	$0.94	$0.45
September 30, 2017	$0.80	$0.08
June 30, 2017	$0.37	$0.23
March 31, 2017	$0.51	$0.30
December 31, 2016	$0.05	$0.375
September 30, 2016	$0.05	$0.05
June 30, 2016	$0.05	$0.05
March 31, 2016	n/a	n/a

Security Holders

As of April 2, 2018, we had 53,600,000 shares of our common stock outstanding held by approximately 43 stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We were incorporated under the laws of the State of Nevada on May 6, 2014 under the name Costo, Inc. to engage in the business of distributing automobile parts and components necessary for the maintenance and repair of automobiles and specialty equipment, including construction and road machinery, principally in China, Europe and certain Commonwealth of Independent States countries. We changed our name to Union Bridge Holdings Limited on May 23, 2016 in connection with our expanded business plan under which we determined to expand operations into the health care industry. We never achieved any revenues from our automobile and specialty equipment business and during the fourth quarter of 2017 we determined to discontinue that area of business.

Since May 23, 2016 we have taken steps to position our company to operate in two segments of the health care industry: (i) as a distributor in Asia of technologically advanced medical equipment devices and other lifestyle products and services for the elderly, including, but not limited to wheelchairs and telemedic devices, and (ii) as an operator of high-end senior care facilities in Asia, including, but not limited to Hong Kong, China and Thailand. We will require additional capital to finance our proposed operations, including our Chang Mai, Thailand senior care facility project. No assurance can be given that we will raise such capital as and when needed or that we will be able to do so on reasonable terms. We will also need to develop a sales force and engage qualified project partners to develop our business as presently contemplated.

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

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the years ended December 31, 2017 and 2016. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

During the years ended December 31, 2017 and December 31, 2016, we did not generate any revenue.

Operating Expenses

Total operating expenses for the year ended December 31, 2017, increased by $86,253 to $145,914 compared to the year ended December 31, 2016. The increases were primarily a result of an increase in professional fees related to financial and administrative contracted services, such as legal and accounting fees to remain a reporting company with the SEC. We are unable to predict the level of our operating expenses as we continue to develop our business.

Net Loss

The net loss for the year ended December 31, 2017 was $145,946, an increase of $86,285 compared to the year ended December 31, 2016. The increase is primarily a result of the increases in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2017, we had a working capital deficit of $196,643, an increase of $146,946 from our working capital deficit of $49,697 at December 31, 2016. The increase in the deficit is primarily a result of an increase in professional expenses. As of December 31, 2017, our total assets were $74,991 compared to $16,427 in total assets at December 31, 2016. Total assets as of December 31, 2017 were comprised of $62,158 in cash and cash equivalents and $12,833 in prepaid expenses, while as at December 31, 2016 total assets were comprised $6,427 in cash and $10,000 in prepaid expenses. As of December 31, 2017, our current liabilities were $270,634 comprised of $208,310 due to related parties and $62,324 for accounts payable and accrued liabilities. As of December 31, 2016, our current liabilities were $66,124 comprised of $54,601 due to related parties and $11,523 in accounts payable and accrued liabilities.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities for the year ended December 31, 2017 was $50,100 primarily due to a net loss of $145,946 and an increase in prepaid expenses of $2,833 which was set off by an increase in expenses of $47,878 paid by a related party on behalf of the Company and an increase in accounts payable and accrued liabilities of $50,801. Net cash flows used in operating activities was $11,141 for the year ended December 31, 2016 primarily due to a net loss of $59,661 and an increase in prepaid expenses of $7,500, which was set off by the increase in expenses of $44,697 paid by a related party on behalf of the Company and an increase in accounts payable and accrued liabilities of $11,323.

Cash Flows From Financing Activities

We have financed our operations primarily from advances from shareholders. For the year ended December 31, 2017, net cash provided by financing activities was $105,831 arising from a loan from our principal shareholder. For the year ended December 31, 2016, net cash provided by financing activities was $6,427 arising from a loan from our principal shareholder.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our executive officers and principal shareholders, including Joseph Ho. Our working capital requirements are expected to increase in line with the growth of our business.

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

Material Commitments

As of December 31, 2017, we had no material commitments. Subsequent to the period covered by the report, our subsidiary, Windsor Honour Limited entered into a Binding Heads of Agreement for a senior care facility to be established in Chang Mai, Thailand.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2017 of $249,243, a net loss for the year ended December 31, 2017 of $145,946 and net cash used in operating activities for the year ended December 31, 2017 of $50,100. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The audited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The independent auditors' audited report accompanying our financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Subsequent to the period covered by this report, on March 31, 2018, our chief executive officer, Joseph Ho, agreed to loan up to $1 million to the Company for investment and working capital purposes upon management's request.  Any such loans would be interest free, have no fixed repayment terms and would be repayable upon demand.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-12.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 8, 2017, KLJ & Associates, LLP (“KLJ”) advised us that it had resigned from its position as our independent registered public accounting firm, effective as of that date. Our Board of Directors did not recommend or approve the change in accountants. KLJ’s reports on our financial statements for the fiscal year ended November 30, 2015 and the period from May 8, 2014 (inception) through November 30, 2014 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to our ability to continue as a going concern. Furthermore, during the fiscal year ended November 30, 2015, the period from May 8, 2014 (inception) through November 30, 2014 and through March 8, 2017, (i) there were no disagreements with KLJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to KLJ’s satisfaction, would have caused KLJ to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such periods, and (ii) there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On March 14, 2017, our Board of Directors approved the engagement of Anthony Kam & Associates Limited (“Anthony Kam”) as our independent registered public accounting firm and Anthony Kam was engaged on March 14, 2017. During our two most recent fiscal years ended December 31, 2016 and 2015 and from January 1, 2017 through March 14, 2017, neither we nor anyone on our behalf consulted Anthony Kam regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us that Anthony Kam concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

On August 14, 2017, our Board of Directors appointed WWC, P.C. (“WWC”) as our principal accountant and terminated Anthony Kam & Associates Limited (“AKAL”) from that role. The audit report of AKAL on our financial statements as of and for the year December 31, 2016 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that each report noted that there was substantial doubt about our ability to continue as a going concern. In connection with the audit of our financial statements for the year ended December 31, 2016 and the subsequent interim period, (i) there were no disagreements with AKAL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to AKAL’s satisfaction, would have caused AKAL to make reference in connection with its opinion to the subject matter of the disagreement, and (ii) were no “reportable events”, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2017. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names and ages of our current directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held	Date Appointed Director
Joseph Ho	60	Chief Executive Officer and Director	July 3, 2017
Kam Pang Chim	40	Chief Financial Officer	N/A
Felip Wai Lap Fai	48	Director for Business Development	N/A
Shan Ho	31	Director	February 7, 2018

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

The following is a brief description of the background on our officers and directors.

Joseph Ho has been the Chief Executive Officer and a Director of the Company since July 3, 2017. Mr. Ho also served as our Chief Financial Officer from July 3, 2017 until February 7, 2018. Mr. Ho has been the Chairman and owner of Union Glory Gold Limited, a company incorporated in Ontario, Canada involved in mining exploration/development and finance, since January 2012. He has operated the Tudor Gold Property located in the Tudor Township of Ontario, Canada since 2007, including the Addington Gold Property and the Schefferville Iron Ore Project, which are located in Quebec, Canada. Both the Tudor and Addington Gold Properties have been extensively drilled and ore samples assayed. Mr. Ho graduated from Jinan University (Guangzhou) in 1981 with a Bachelor Degree in Economics. We believe that Mr. Ho is qualified to serve on our Board of Directors based upon his business and management experience.

Shan Ho has served as a director of the Company since February 7, 2018. From 2013 to 2017 Mr. Ho served as a director and chief executive officer at 2377547 Ontario Inc., operating as Roll Play Café, a company based in Canada. Mr. Ho is a beneficial owner of more than 10% of the Company’s outstanding common stock. Mr. Ho is the son of Joseph Ho, the Company’s Chief Executive Officer and director, and of Mary Ho, a beneficial owner of more than 10% of the Company’s outstanding common stock, and is the brother of Moana Ho, the Company’s former director, and of Lily Ho; both Moana Ho and Lily Ho are beneficial owners of more than 10% of the Company’s outstanding common stock. We believe that Mr. Ho is qualified to serve on our Board of Directors based upon his business and management experience.

Kam Pang Chim has served as our Chief Financial Officer since February 7, 2018. Prior to joining the Company, from June 2016 to May 2017, Mr. Chim served as a financial consultant at CHIM Kam Pang CPA (practicing) firm, and from August 2009 to June 2016, he served as Chief Financial Officer at Flyke International Holdings Ltd., an apparel and footwear company listed on the Hong Kong Stock Exchange. Mr. Chim’s responsibility at Flyke International Holdings Ltd. was to supervise financial reporting matters of the firm.

Felip Wai Lap Fai has served as our Director for Business Development since February 7, 2018. He has approximately 20 years of experience in marketing management gained in banking and financial services industries. From 2010 to 2017, he led a team of relationship managers at Bank of China (Hong Kong) Limited, providing banking services to potential clients in Hong Kong and the People’s Republic of China.

Except as set forth above, there are no family relationships between any of the executive officers and directors.

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

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.ughl-us.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2017.

The full board of directors discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. This enables the board of directors to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Limitation on Liability and Indemnification Matters

Our Articles of Incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Nevada law. Consequently, our directors and officers will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors or officers, except liability for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law.

Our Articles of Incorporation and ByLaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Nevada law. Our bylaws also provide that we may advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his, her or its actions in that capacity regardless of whether we would otherwise be permitted to indemnify him, her or it under Nevada law.

We believe that these provisions in our Articles of Incorporation and ByLaws are necessary to attract and retain qualified persons as directors and officers. This description of the limitation of liability and indemnification provisions of our Articles of Incorporation and ByLaws is qualified in its entirety by reference to these documents, each of which is included as an exhibit to this Report.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past 10 years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2017 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2017 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2017 that received annual compensation during the fiscal year ended December 31, 2017 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2017 in excess of $100,000.

Summary Compensation TableName & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Moana Ho (1), CEO	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Joseph Ho (2), CEO	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

_____________

(1)	Moana Ho served as our Chief Executive Officer from February 8, 2016 until June 29, 2017.

(2)	Joseph Ho has served as our Chief Executive Officer from July 3, 2017 through the present.

We do not currently pay any compensation to our executive officers.

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Outstanding Equity Awards At December 31, 2017

At this time, we do not have any outstanding equity awards and do not have any equity incentive, option or similar plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of April 2, 2018, relating to the beneficial ownership of shares of common stock by:

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and preferred stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Union Bridge Holdings Limited, Room 1205, 12/F, Harcourt House, 39 Gloucester Road, Wanchar, Hong Kong.

Common Stock

Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Joseph Ho, Chief Executive Officer and Director	0	0%
Kam Pang Chim, Chief Financial Officer	0	0%
Shan Ho	5,593,000	10.43%
Felip Wai Lap Fai	0	0%
Total Held by Officers and Directors as a Group (4 persons):	5,593,000	10.43%

Five Percent Shareholders
Lily Ho(2)	5,593,000	10.43%
Mary Ho(2)	19,980,000	37.27%
Rudolf Novotny(3)	3,196,000	5.96%
Moana Ho (4)	5,593,000	10.43%

__________

(1)

Based on 53,600,000 shares of common stock outstanding on April 2, 2018. Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after April 2, 2018. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them.

(2)	Address is: 3400 Bayview Avenue, Toronto, Ontario, M2M 3S3, Canada

(3)	Address is: Suite 1105, 11th Floor, Emperor Group Centre, 288, Hennessy Road, Wanchai, HK.

(4)	Address is: 8323 Kennedy Road, Suite 228, Markham, ON, L3R 5W7, Canada

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

Item 13. Certain Relationships and Related Transactions, Director Independence

SEC rules require us to disclose any transaction or currently proposed transaction in which we were a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our Common Stock, or an immediate family member of any of those persons.

For the year ended December 31, 2017, Joseph Ho, the Company’s Chief Executive Officer and director, paid $28,399 of general and administrative expenses on behalf of the Company. As of December 31, 2017, the accumulated outstanding balance owed to Mr. Ho was $73,533; this balance is unsecured, non-interest bearing, and due on demand.

For the year ended December 31, 2017, Union Glory Gold Holdings, a Company controlled by Mr. Ho, advanced funds and paid expenses on behalf of the Company totaling $111,241. As of December 31, 2017, the accumulated outstanding balance owed this related party was $120,708; this balance is unsecured, non-interest bearing, and due on demand

For the year ended December 31, 2017, Union Premium Investment, a Company controlled by Mr. Ho purchased certain samples on the Company’s behalf, the amount totaled $3,318 which was the accumulated outstanding balance owed to this related party as of December 31, 2017; this balance is unsecured, non-interest bearing, and due on demand

As of December 31, 2017, the balances owed to related parties amounted to $208,310.

The Company’s principal executive offices are located in Hong Kong. The office premises were provided by Company’s controlled by Mr. Ho at no charge to the Company

Subsequent to the period covered by this report, on March 31, 2018, our chief executive officer, Joseph Ho, agreed to loan up to $1 million to the Company for investment and working capital purposes upon management's request.  Any such loans would be interest free, have no fixed repayment terms and would be repayable upon demand.

The Company is subject to the risk that if the related parties do not continue to provide services and advances to fund the company’s operations or expansion, or if those related parties demand immediate repayment, the Company may become insolvent.

Our MOUs with Japan Genki Group and Beijing Yi Yue Chong-En Elderly Care Investment Management Limited were executed on our behalf by Union Glory Group, an entity controlled by our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees:	$22,250	$3,750
Audit-Related Fees	-	-
Tax Fees	$2,000	-
All Other Fees	-	-
Total	$24,250	$3,750

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

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-12.

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

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

10.1	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2016).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Union Bridge Holdings Limited

Dated: April 2, 2018	By:	/s/ Joseph Ho
Joseph Ho
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Ho	Chief Executive Officer and Director	April 2, 2018
Joseph Ho	(principal executive officer)

/s/ Kam Pang Chim	Chief Financial Officer	April 2, 2018
Kam Pang Chim	(principal financial and accounting officer)

/s/ Shan Ho	Director	April 2, 2018
Shan Ho

UNION BRIDGE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Union Bridge Holdings, Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Bridge Holdings, Limited (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

Certified Public Accountants

San Mateo, CA

April 2, 2018

We have served as the Company’s auditor since August 11, 2017

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$62,158	$6,427
Prepaid expenses	11,833	10,000
Total Current Assets	73,991	16,427
Long term prepaid expenses	1,000	-
TOTAL ASSETS	$74,991	$16,427

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$62,324	$11,523
Due to related parties	208,310	54,601
Total Current Liabilities	270,634	66,124

TOTAL LIABILITIES	270,634	66,124

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
0 shares issued and outstanding
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
53,600,000 shares issued and outstanding	53,600	53,600
Additional paid in capital	-	-
Accumulated deficit	(249,243)	(103,297)
Accumulated other comprehensive income	-	-
Total Stockholders’ Deficit	(195,643)	(49,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,991	$16,427

See accompanying notes to the financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2017	2016
Revenues	$-	$-
Cost of sales
Gross profit
Operating Expenses	3,318	2,106
General and administrative expenses	142,596	57,555
Total operating expenses	145,914	59,661

Loss from operations	(145,914)	(59,661)

Interest income	6	-
Loss on foreign exchange	(38)	-
Total other expense	(32)	-

Loss before taxes	(145,946)	(59,661)

Income taxes	-	-

Net loss	$(145,946)	$(59,661)

Other comprehensive income:
Foreign currency translation gain (loss)	-	-
Comprehensive loss	$(145,946)	$(59,661)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000

See accompanying notes to the financial statements

UNION BRIDGE HOLDINGS LIMITED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Capital	Accumulated
	Shares*	Amount	Deficiency	Deficit	Total

Balance, December 31, 2015	53,600,000	$53,600	(18,400)	(25,236)	9,964
Reclassification of capital deficiency to accumulated deficit related to the retroactively restated forward 5 for 1 stock split			18,400	(18,400)	-
Net loss for the year				(59,661)	(59,661)
Balance, December 31, 2016	53,600,000	$53,600	-	(103,297)	(49,697)

Net loss for the year	-	-	-	(145,946)	(145,946)
Balance, December 31, 2017	53,600,000	$53,600	-	(249,243)	(195,643)

* Retroactively adjusted to the beginning for the first period presented based on a forward 5 for 1 stock split that became effective on May 19, 2016

See accompanying notes to the financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,946)	$(59,661)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related parties	47,878	44,697
Changes in operating assets and liabilities:
Prepaid expenses	(2,833)	(7,500)
Accounts payable	50,801	11,323
Net Cash Used in Operating Activities	(50,100)	(11,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	105,831	6,427
Net Cash Provided By Financing Activities	105,831	6,427

Net increase (decrease) in cash and cash equivalents	55,731	(4,714)
Cash and cash equivalents, beginning of period	6,427	11,141
Cash and cash equivalents, end of period	$62,158	$6,427

Supplemental cash flow information
Interest received	$6	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

UNION BRIDGE HOLDINGS LIMITED (formerly Costo Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014. The Company did not have operations that generated revenues and positive cash flows; however, the Company’s management has been reviewing investment opportunities. As described below in “Recent Developments”, Management has identified certain opportunities that it believes may generate profits for the Company in the future.

Recent Developments

The Company incorporated two new wholly owned subsidiaries in the British Virgin Islands: 1.) Phoenix Creation Global Limited on October 26, 2017 and 2.) Windsor Honour Limited on October 30, 2017, respectively. These subsidiaries were formed with the intent to sell healthcare products and services to seniors and individual with disabilities. The Company recently procured samples of motorized wheelchairs, as the first product in an expected of a portfolio of products targeted at this market.

On February 2, 2018, the Company’s subsidiary UB established Qianhai Lianqiao Investment Consulting (Shenzhen) Company Limited (“WFOE”), a wholly foreign owned entity in the People’s Republic of China (“PRC”) with the expectation that the Company will use this entity to conduct sales in the PRC for healthcare products and services.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (SEC). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America. The Company use a calendar year for accounting purposes. The financial statements are presented in United States dollars.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), Union Beam Investment Limited (“UB”), Phoenix Creation Global Limited (“PC”) and Windsor Honour Limited (“WH”). All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

Foreign currency translation and re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The reporting currency for the Company and its subsidiaries is the US dollar. The Company, UB, FC, PC, and WH’s functional currency is the U.S. dollar; WFOE use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31,	December 31,
	2017	2016
Spot RMB: USD exchange rate	$0.1480	$0.1442
Average RMB: USD exchange rate	$0.1524	$0.1503

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company’s bank deposits are held with large financial institutions located in Hong Kong. These deposits are not protected under FDIC; however, the Company has determined that there is no significant credit risk for these deposits and does not believe these institutions will become insolvent.

Inventories

The Company will account for inventories, which are expected to consist of finished goods, at the lower of cost or market value. The Company will use the first in first out method for costing of inventory. Inventories will be evaluated on an on-going basis to determine if any items are obsolete or in excess of future demand. The Company would charge impairment directly to its cost of sales when is has been determined the product is obsolete or damaged, or the Company will not be able to sell the product at a normal profit above its carrying cost.

Prepaid Expenses

The Company makes certain payments for general corporate purposes to service providers that render services over time. The Company amortizes these services to its results of operations over the span of time that the services are contracted. Certain prepayments that are to be delivered after one operating period to the Company have been classified as long term prepaid expenses. Management does not believe these prepayments qualify as financial instruments that require fair value consideration and disclosure.

Advertising

All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2017 and 2016, were $0 and 0, respectively.

Shipping and handling

Outbound shipping and handling are expensed as incurred. Inbound shipping cost are capitalized to inventory cost and charged to results of operations when the inventory has been sold.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Management assessed that the Company was not subject to any capital commitments that required the accrual of a financial obligation after considering the memorandum of understandings that the Company endorsed in November 2017; management determined that these memorandums were not definitive binding agreements. Refer to subsequent events for additional memorandums of understanding signed in February and March of 2018 for descriptions of commitments that the Company has made.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP.

In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.

In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption.

In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows.

In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost.

In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months.

In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.

The Company is currently assessing the financial impact of the above recently issued accounting pronouncements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred net losses of $145,946 and $59,661 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had an accumulated deficit of $249,243, working capital deficit of 196,643, and stockholders’ deficit of $195,643; its cash flows used in operating activities for the year ended December 31, 2017 and 2016 were $50,100 and $11,141, respectively.

These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon Management's ability to identify investment opportunities, develop those opportunities to generate profit; additionally, Management will need to continue to rely on certain related parties to provide funding for investment, working capital, and general corporate purposes, and management expertise to the Company at less than prevailing market rates. If Management is unable to execute its plan, the Company may become insolvent.

As described in Note 6 – Subsequent Events, the Company’s controlling shareholder and Chief Executive Officer, Joseph Ho has provided a personal guarantee of loan that he would provide to the Company of up to $1 million for investment and working capital purposes. Management believes this guarantee should be considered a material event in executing its overall plan described in the foregoing.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended December 31, 2017, Joseph Ho, the Company’s director paid $39,150 of general and administrative expenses on behalf of the Company. As of December 31, 2017, the accumulated outstanding balance owed to Mr. Ho was $84,284; this balance is unsecured, non-interest bearing, and due on demand.

For the year ended December 31, 2017, Union Glory Gold Holdings, a Company controlled by Mr. Ho advanced funds and paid expenses on behalf of the Company totaling $111,241. As of December 31, 2017, the accumulated outstanding balance owed this related party was $120,708; this balance is unsecured, non-interest bearing, and due on demand.

For the year ended December 31, 2017, Union Premium Investment, a Company controlled by Mr. Ho purchased certain samples on the Company’s behalf, the amount totaled $3,318 which was the accumulated outstanding balance owed to this related party as of December 31, 2017; this balance is unsecured, non-interest bearing, and due on demand.

As of December 31, 2017, the balances owed to related parties totaled $208,310.

The Company’s principal executive offices are located in Hong Kong. The office premises were provided by Company’s controlled by Mr. Ho at no charge to the Company.

The Company is subject to the risk that if the related parties do not continue to provide services and advances to fund the company’s operations or expansion, or if those related parties demand immediate repayment, the Company may become insolvent.

NOTE 5 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company had incurred net operating losses during these periods and the Company’s management was not able to determine when it would generate taxable profits in the foreseeable future; accordingly, management elected to not recognize any deferred tax resulting from net operating losses during the years ended December 31, 2017 and 2016.

The Company is subject to the following tax rates

•	PRC tax rate is 25%.
•	Hong Kong tax rate is 16.5%
•	British Virgin Islands is on permanent tax holiday

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2017 and 2016:

	2017	2016
U.S. federal statutory income tax rate	34.0%	34.0%
Lower rates in Hong Kong, net	-17.5%	-17.5%
Net operating losses in HK and other jurisdictions	-16.5%	-16.5%
The Company’s effective tax rate	-0.0%	-0.0%

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2017 including a reduction in the corporate tax rate from 34% to 21% among other changes.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On February 26, 2018, Union Bridge Holdings Limited, through its agent Union Glory Group, signed a Memorandum of Understanding (“MOU”) with Genki Group of Japan (“Genki”) (http://www.gong-sheng.com/index.html) regarding future cooperation on opportunities in the healthcare industry, with an emphasis on services provided for the elderly. Genki, which was established in 1974, is focused on providing elderly care service in Japan. It owns and manages a number of elderly centers in Japan as well as overseas centers including in China, Taiwan and Thailand. Union Bridge intends to work with Genki on developing elderly services, including elderly home development and management.

On February 26, 2018, Union Bridge Holdings Limited, through its agent Union Glory Gold Holdings Limited, signed a Memorandum of Understanding (“MOU”) with Beijing Yi Yue Chong-En Elderly Care Investment Management Limited (“Yi Yue”) regarding future cooperation on opportunities in the healthcare industry, with an emphasis on services provided for the elderly. Yi Yue, which was established in 2014, is currently focused on providing elderly care service in the People’s Republic of China. It currently manages a number of elderly Day Care Satellite Centres (the “Satellites”) in residential community mainly in Beijing. Union Bridge intends to work with Yi Yue to expand the elderly Satellites to other cities of China.

On March 23, 2018, Union Bridge Holdings Limited announced that its subsidiary, Windsor Honour Limited (“WHL”), entered into a Binding Heads of Agreement to enter into a cooperative venture with the owner of a land parcel of approximately 4,250 sq. m. in Chae Chang Sub-district, Sankamphaeng District, Chiang Mai Province, Thailand, for the purpose of building and operating an senior-care nursing home facility. The facility is proposed to have four blocks, each with eight floors, and house approximately 400 residents. The parties will negotiate in good faith toward definitive agreements regarding the project. WHL would lease the land and be the developer of the project and would own the buildings on the site. WHL would have full control of the design and supervision of the construction of the project, as well as daily operations and management of the project. The land owner would be responsible for obtaining necessary construction, operation and other permits for the project and would provide necessary liaison with government officials. Total investment in the Project for development and construction is estimated to be approximately 200 million Thai Baht (approximately US$6.4 million at current exchange rates), for which WHL would be responsible to obtain financing. WHL would also be responsible for arranging financing of operating costs until they can be funded from operations. The project would include land hold lease of 90 years with automatic renewal each 30 years. The total rent for the 90 years would be 10 million Thai Baht (approximately US$321,000). In addition to the rent, WHL may consider a discretionary bonus to the land owner (with details to be agreed in the definitive agreements). Upon signing definitive agreements, WHL will pay 2 million Thai Baht (approximately US$64,300) as a deposit to the land owner within 90 days, which will be refundable if the development plan for the land as a senior nursing home facility has not been approved by the competent government authority within one year, or if before that date such authority has definitively denied the application for the development plan upon the request of WHL. Otherwise, the deposit will be applied to the rent for the land.

On March 31, 2018, Mr Joseph Ho entered into an agreement with the Company, whereby he has personally guaranteed that he would loan up to $1 million to the Company for investment and working capital purposes upon management’s request. The loan is interest free, has no fixed repayment term and is repayable on demand.

Except for the establishment of the WFOE, a detailed in “Note 1 – Recent Developments” and the events detailed above, the Company has determined that it has disclosed all material subsequent events and there are no other material events that management believes is necessary for disclosure.

