Form 10-K/A
period 2017-12-31
UNION BRIDGE HOLDINGS LTD.
filed 2018-04-24
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Union Bridge Holdings Limited (the “Company”) on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 2, 2018 (the “Original Filing Date”), is to amend Item 12 of the Form 10-K to identify an additional 5% shareholder within the Principal Stockholder Table of such Item.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way other disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-K when filed, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

2

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of April 2, 2018, relating to the beneficial ownership of shares of common stock by:

•	each person who is known by us (or whom we have reason to believe) to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under the rules of the SEC, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. Under those rules we determine a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable within 60 days, have been exercised or converted.

To the best of our knowledge, each of the persons named in the table has sole voting and investment power with respect to all shares of Common Stock shown as being owned by him. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Union Bridge Holdings Limited, Room 1205, 12/F, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong.

Common Stock

Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Joseph Ho, Chief Executive Officer and Director	0	0%
Kam Pang Chim, Chief Financial Officer	0	0%
Shan Ho	5,593,000	10.43%
Felip Wai Lap Fai	0	0%
Total Held by Officers and Directors as a Group (4 persons):	5,593,000	10.43%

Five Percent Shareholders
Lily Ho(2)	5,593,000	10.43%
Mary Ho(2)	19,980,000	37.27%
Rudolf Novotny(3)	3,196,000	5.96%
Moana Ho (4)	5,593,000	10.43%
Jeffrey Martin (5)	4,689,601	8.75%

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

(4)	Address is: 8323 Kennedy Road, Suite 228, Markham, ON, L3R 5W7, Canada

(5)

Address is: 14014 Yellowwood Circle, Orlando, FL 32828. Includes 1,938,855 shares registered in the name of Ampac Investments Limited and 1,178,166 shares registered in the name of Martin Consultants, Inc., each of which entities, upon information and belief, is controlled by Jeffrey Martin.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5%stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and must be at arms’ length.

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Union Bridge Holdings Limited

Dated: April 24, 2018	By:	/s/ Joseph Ho
Joseph Ho
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Ho	Chief Executive Officer and Director	April 24, 2018
Joseph Ho	(principal executive officer)

/s/ Kam Pang Chim	Chief Financial Officer	April 24, 2018
Kam Pang Chim	(principal financial and accounting officer)

/s/ Shan Ho	Director	April 24, 2018
Shan Ho

4