Form 10-Q
period 2018-03-31
UNION BRIDGE HOLDINGS LTD.
filed 2018-05-15
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018

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

As of May 14, 2018, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$412,752	$62,158
Prepaid expenses	10,000	11,833
Total Current Assets	422,752	73,991
Long term prepaid expenses	-	1,000

TOTAL ASSETS	$422,752	$74,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$32,347	$62,324
Due to related parties	622,409	208,310
Total Current Liabilities	654,756	270,634

TOTAL LIABILITIES	$654,756	$270,634

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
53,600,000 shares issued and outstanding	53,600	53,600
Additional paid in capital	-	-
Accumulated deficit	(285,604)	(249,243)
Accumulated other comprehensive income (loss)	-	-
Total Stockholders' Deficit	(232,004)	(195,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$422,752	$74,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2018	2017

Revenues	$-	$-
Cost of Sales	-	-
Gross profit	-	-

Operating Expenses
Selling and marketing expenses	-	-
General and administrative expenses	36,364	27,036
Total operating expenses	36,364	27,036

Loss from operations	(36,364)	(27,036)

Interest income	4	-
Total other income	4	-

Loss before taxes	(36,360)	(27,036)

Income tax	-	-

Net loss	$(36,360)	$(27,036)

Other comprehensive income (loss):	-	-
Foreign currency translation gain (loss)	-	-

Comprehensive Loss	$(36,360)	$(27,036)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNION BRIDGE HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,360)	$(27,036)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related parties	8,075	12,028
Changes in operating assets and liabilities:
Prepaid expenses, including long and short term	2,833	1,667
Accounts payable and accrued liabilities	(29,977)	3,288
Net Cash Used in Operating Activities	(55,430)	(10,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	406,024	22,674
Net Cash Provided by Financing Activities	406,024	22,674

Net increase in cash and cash equivalents	350,594	12,621
Cash and cash equivalents, beginning of period	62,158	6,427
Cash and cash equivalents, end of period	$412,752	$19,048

Supplemental cash flow information
Interest received	$4	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Stock issued in fulfillment of accounts payable	$-	$-
Exchanged debt for common shares	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNION BRIDGE HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

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

Recent Developments

The Company incorporated three new wholly owned subsidiaries in the British Virgin Islands: 1.) Phoenix Creation Global Limited (“PC”) on October 26, 2017, 2.) Windsor Honour Limited (“WHL”) on October 30, 2017 and 3.) First Channel Limited (“FC”) on March 18, 2016, respectively. PC & WHL were formed with intent to construct and / or manage elderly facilities such as home-care centers and senior skilled nursing facilities in China market (including Hong Kong) and overseas market respectively while FC was incorporated for the purpose to act as an authorized distributor to sell healthcare products and services to seniors and individual with disabilities. The Company recently procured samples of motorized wheelchairs, as the first product in an expected of a portfolio of products targeted at this market.

On August 11, 2016, the Company’s subsidiary FC entered into an equity transfer agreement with Joseph Ho to acquire 100% entire equity interests in Union Beam Investment Limited (“UB”) which is incorporated in Hong Kong.

On February 2, 2018, UB established Qianhai Lianqiao Investment Consulting (Shenzhen) Company Limited (“Lianqiao”), a wholly foreign owned entity in the People’s Republic of China (“PRC”) with the expectation that the Company will use this entity to conduct sales in the PRC for healthcare products and services.

On February 13, 2018, the Company’s subsidiary PC established Union Care Investment Limited in Hong Kong. It is expected that the Company will use this entity to provide elderly care services in elderly center in Hong Kong.

On March 23, 2018, our subsidiary, Windsor Honour Limited entered into a Binding Heads of Agreement with the owner of a land parcel for a senior care facility to be established in Chang Mai, Thailand. The facility is proposed to have four blocks, each with eight floors, and houses approximately 400 residents. The parties will negotiate in good faith toward definitive agreements regarding the project. WHL would lease the land and be the developer of the project and would own the buildings on the site. WHL would have full control of the design and supervision of the construction of the project, as well as daily operations and management of the project. The land owner would be responsible for obtaining necessary construction, operation and other permits for the project and would provide necessary liaison with government officials. Total investment in the project for development and construction is estimated to be approximately 200 million Thai Baht (approximately US$6.4 million at current exchange rates), for which WHL would be responsible to obtain financing. WHL would also be responsible for arranging financing of operating costs until they can be funded from operations. The project would lease the land for 90 years with automatic renewals, each for 30 years. The total rent for the first 90 years would be 10 million Thai Baht (approximately US$320,000 at current exchange rates). In addition to the rent, WHL may consider a discretionary bonus to the land owner (with details to be agreed in the definitive agreements).

Upon signing the definitive agreement, WHL will pay 2 million Thai Baht (approximately US$64,300 at current exchange rates) as a deposit to the land owner within 90 days, which will be refundable if the development plan for the land as a senior nursing home facility has not been approved by the competent government authority within one year, or if before that date such authority has definitively denied the application for the development plan upon the request of WHL. Otherwise, the deposit will be applied to the rent for the land.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $36,360 for the period ended March 31, 2018. As of March 31, 2018, the Company had an accumulated deficit of $285,604, working capital deficit of $232,004, and stockholders’ deficit of $232,004; its cash flows used in operating activities for the period ended March 31, 2018 were $55,430, respectively.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), Union Beam Investment Limited (“UB”), Phoenix Creation Global Limited (“PC”) and Windsor Honour Limited (“WHL”), Qianhai Lianqiao Investment Consulting (Shenzhen) Company Limited (“Lianqiao”), Union Care Investment Limited (“UC”). All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

The reporting currency for the Company and its subsidiaries is the US dollar. The Company, UB, FC, PC, UC and WHL’s functional currency is the U.S. dollar; Lianqiao uses the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	March 31,	December 31,
	2018	2017
Spot RMB: USD exchange rate	$0.1594	$0.1480
Average RMB: USD exchange rate	$0.1582	$0.1524
Spot HKD: USD exchange rate	$0.1285	$0.1285
Average HKD: USD exchange rate	$0.1285	$0.1285

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

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Management assessed that the Company was not subject to any capital commitments that required the accrual of financial obligation after considering the memorandum of understanding that the Company endorsed in November 2017; management determined that these memorandums were not definitive binding agreements.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current standards as components of comprehensive income are required to be reported in a financial statement that is presented with same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the period ended March 31, 2018, Joseph Ho, the Company’s director paid $8,535 of general and administrative expenses on behalf of the Company. As of March 31, 2018, the accumulated outstanding balance owed to Mr. Ho was $92,818; this balance is unsecured, non-interest bearing, and due on demand.

For the period ended March 31, 2018, Union Glory Gold Holdings Limited, a Company controlled by Mr. Ho advanced funds to the Company totaling $405,564. As of March 31, 2018, the accumulated outstanding balance owed this related party was $529,591; this balance is unsecured, non-interest bearing, and due on demand.

As of March 31, 2018 and December 31, 2017, the balances owed to related parties totaled $622,409 and $208,310, respectively.

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

NOTE 4 - SUBSEQUENT EVENTS

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

On April 20, 2018, Phoenix Creation Global Limited ("PC"), has entered into a Letter of Intent with Shenyang Shenhe Yixi Home Care Service Center ("Shenyang Yixi") to enter into a joint venture (the "JV") to promote the development of the elderly care business in China. Shenyang Yixi operates 12 community elderly day-care centers (elderly day-care centers or activity centers) and a district home-care service center (a home-based elderly care center to provide service to the elderly at home) in, which are owned by the government. Union Bridge intends to work with Yixi to expand the elderly Satellites in China. Shenyang Yixi has rented a building in Shenyang since 2016 to be renovated to operate as a nursing (elderly) care facility. The construction has been partially completed and partially paid for and is expected to be completed in first quarter of 2019.  Shenyang Yixi would contribute this project to the new JV, which would complete the remaining construction work and operate the facility.

On May 10, 2018, Phoenix Creation Global Limited ("PC"), has entered into a Letter of Intent with Bejing Yi Du Bai Shan Management Limited (“Yi Du”) regarding development and operation of senior healthcare facilities in Beijing, China as a result of the restructure of Beijing Yi Yue Chong-En Elderly Care Investment Management Limited transaction previously announced MOU signed with them in February 2018. Yi Du, which was established in 2016, manages 11 home care centers in Beijing that provide care and services to seniors living at home and one senior skilled nursing facility that provides around 40 beds for the elderly in Beijing, with five other home care centers under construction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Quarterly Report. The discussion highlights the Company’s results of operations and the principal factors that have affected the Company’s financial condition, as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

Since May 23, 2016 we have taken steps to position our company to operate in two segments of the health care industry: (i) as a distributor in Asia of technologically advanced medical equipment devices and other lifestyle products and services for the elderly, including, but not limited to wheelchairs and telemedic devices, and (ii) as an operator of senior care facilities in Asia, including, but not limited to Hong Kong, China and Thailand. We will require additional capital to finance our proposed operations, including our proposed Chang Mai, Thailand senior care facility project. No assurance can be given that we will raise such capital as and when needed or that we will be able to do so on reasonable terms. We will also need to develop a sales force and engage qualified project partners to develop our business as presently contemplated.

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

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three months ended March 31, 2018 and 2017. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three Month Period Ended March 31, 2018 Compared to the Three Month Period Ended March 31, 2017

Revenue

During the three months ended March 31, 2018 and March 31, 2017 we did not generate any revenues.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 were $36,364, an increase of $9,328 compared to the three months ended March 31, 2017 when total operating expenses were $27,036. The increases were primarily due to an increase in professional service fees as a result of business expansion.

Net Loss

The net loss for the three months ended March 31, 2018 was $36,360, an increase of $9,324 compared to the three months ended March 31, 2017 when the net loss was $27,036. The increase was primarily the result of the increase in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2018, we had a working capital deficit of $232,004, an increase of $35,361 compared to our working capital deficit of $195,643 on December 31, 2017. The increase is primarily a result of an increase in due to related parties of $414,099, partially offset by an increase in cash and cash equivalents of $350,594.

Cash Flows From Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2018 was $55,430, compared to $10,053 for the three month period ended March 31, 2017. The increase of $45,377 was primarily a result of the payment of professional service fees for the development of new business during the period.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $406,024 during the three month period ended March 31, 2018 compared to $22,674 in the three month period ended March 31, 2017. The increase in cash provided by financing activities consisted of proceeds from related party advances.

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

Memorandum of Understanding

On March 23, 2018, our subsidiary, Windsor Honour Limited (“WHL”) entered into a Binding Heads of Agreement with the owner of a land parcel for a senior care facility to be established in Chang Mai, Thailand. The facility is proposed to have four blocks, each with eight floors, and house approximately 400 residents. The parties will negotiate in good faith toward definitive agreements regarding the project. WHL would lease the land and be the developer of the project and would own the buildings on the site. WHL would have full control of the design and supervision of the construction of the project, as well as daily operations and management of the project. The land owner would be responsible for obtaining necessary construction, operation and other permits for the project and would provide necessary liaison with government officials. Total investment in the project for development and construction is estimated to be approximately 200 million Thai Baht (approximately US$6.4 million at current exchange rates), for which WHL would be responsible to obtain financing. WHL would also be responsible for arranging financing of operating costs until they can be funded from operations. The project would lease the land for 90 years with automatic renewals, each for 30 years. The total rent for the first 90 years would be 10 million Thai Baht (approximately US$320,000 at current exchange rates). In addition to the rent, WHL may consider a discretionary bonus to the land owner (with details to be agreed in the definitive agreements).

Upon signing the definitive agreement, WHL will pay 2 million Thai Baht (approximately US$64,300 at current exchange rates) as a deposit to the land owner within 90 days, which will be refundable if the development plan for the land as a senior nursing home facility has not been approved by the competent government authority within one year, or if before that date such authority has definitively denied the application for the development plan upon the request of WHL. Otherwise, the deposit will be applied to the rent for the land.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2018 of $285,604, a net loss for the three months ended March 31, 2018 of $36,360 and net cash used in operating activities for the three months ended March 31, 2018 of $55,430. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent registered public accounting firm’s opinion accompanying our December 31, 2017 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to the following material weaknesses and significant deficiencies:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Through our subsidiary, Phoenix Creation Global Limited (“Phoenix”), on May 10, 2018 we signed a Memorandum of Understanding (“MOU”) with Bejing Yi Du Bai Shan Enterprise Management Limited (“Yi Du”) regarding development and operation of senior healthcare facilities in Beijing, China.

Yi Du, which was established in 2016, manages 11 home care centers in Beijing that provide care to seniors living at home and one senior skilled nursing facility that provides around 40 beds for the elderly in Beijing, with five other home care centers under construction. Yi Du plans to construct and manage 20 and 50 additional home care centers in Beijing in 2018 and 2019, respectively, subject to obtaining necessary government approvals. Subject to satisfactory due diligence and negotiation and execution of definitive agreements, Phoenix intends to acquire 85% of the shares of Yi Du. No assurance can be given, however, that we will acquire shares of Yi Du or develop and operate senior care facilities through Yi Du because (i) our due diligence review of Yi Du and the various facilities may not be acceptable to us; (ii) we may not be able to successfully negotiate definitive agreements for the acquisition; (iii) we may not be able to obtain necessary financing for the acquisition on economic terms; (iv) Yi Du may not be able to obtain all necessary government permits for future facilities; and (v) Yi Du may not be able to successfully operate the existing facilities or manage the development, construction and operation of future facilities.

In May 2018 we determined not to further pursue a transaction with Beijing Yi Yue Chong-En Elderly Care Investment Management Limited with respect to senior day care satellite centers under the previously announced MOU signed with them in February 2018.

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

UNION BRIDGE HOLDINGS LIMITED

Dated: May 15, 2018	By:	/s/ Joseph Ho
Name: Joseph Ho
Title: Chief Executive Officer Officer

Dated: May 15, 2018	By:	/s/ Kam Pang Chim
Name: Kam Pang Chim
Title: Chief Financial Officer

