Form 10-Q
period 2018-06-30
UNION BRIDGE HOLDINGS LTD.
filed 2018-08-14
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018

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

As of August 8, 2018, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31
	2018	2017
ASSETS
Current Assets
Cash and cash equivalent	$23,184	$62,158
Prepaid expenses	12,703	11,833
Total Current Assets	35,887	73,991

Long term prepaid expenses	-	1,000

TOTAL ASSETS	$35,887	$74,991

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$117,995	$62,324
Due to related parties	278,325	208,310
Total Current Liabilities	396,320	270,634

Total Liabilities	396,320	270,634

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
53,600,000 shares issued and outstanding	53,600	53,600
Accumulated deficit	(414,225)	(249,243)
Accumulated other comprehensive income	192	-
Total Stockholders’ Deficit	(360,433)	(195,643)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,887	$74,991

The accompanying notes are an integral part of these unaudited condensed statements.

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$
Cost of Goods Sold	-	-
Gross loss	-	-

Operating Expenses
General and administrative expenses	58,587	9,388	94,951	36,424
Total operating expenses	58,587	9,388	94,951	36,424

Loss from operations	(58,587)	(9,388)	(94,951)	(36,424)

Other Income (Expense)
Interest income	3	-	7	-
Tax Penalty	(70,038)	-	(70,038)	-
Total other expense	(70,035)	-	(70,031)	-

Loss before taxes	(128,622)	(9,388)	(164,982)	(36,424)

Income tax	-	-	-	-

Net loss	$(128,622)	$(9,388)	$(164,982)	$(36,424)

Other comprehensive income (loss)
Foreign currency translation adjustments	$192	$-	$192	$-
Total comprehensive loss	(128,430)	(9,388)	(164,790)	(36,424)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000	53,600,000	53,600,000

The accompanying notes are an integral part of these unaudited condensed statements.

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,982)	$(36,424)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related parties	20,388	24,484
Changes in operating assets and liabilities:
Prepaid expenses, including long and short term	130	4,167
Accounts payable	55,671	(10,781)
Net Cash Used in Operating Activities	(88,793)	(18,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	49,627	31,674
Net Cash Provided By Financing Activities	49,627	31,674

Net (decrease) increase in cash and cash equivalents	(39,166)	13,120
Foreign currency translation adjustments	192	-
Cash and cash equivalents, beginning of period	62,158	6,427
Cash and cash equivalents, end of period	$23,184	$19,547

Supplemental cash flow information
Interest received	$7	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

Recent Developments

The Company incorporated two new wholly owned subsidiaries in the British Virgin Islands: 1.) Phoenix Creation Global Limited (“Phoenix”) on October 26, 2017 and 2.) Windsor Honour Limited on October 30, 2017, respectively. These subsidiaries were formed with the intent to provide health-care services including, but not limited to, seniors.

On February 2, 2018, the Company’s subsidiary Union Beam Investment Limited (“UBI”) established Qianhai Lianqiao Investment Consulting (Shenzhen) Company Limited, renamed as Union Beam Trading (Shenzhen) Limited (“UB Trading”) a wholly foreign owned entity in the People’s Republic of China (“PRC”) engaging the sales of healthcare products and services.

On February 13, 2018, the Company’s subsidiary Phoenix established Union Care Investment Limited (“UCI”) in Hong Kong engaging senior care services.

On May 25, 2018, Union Care Investment Limited (“UCI”) established Sino Sliver (Qianhai) Holdings Ltd. (“Sino Sliver”), a wholly foreign owned entity in the People’s Republic of China (“PRC”) engaging the elderly home care services, senior care centers and community services. As of June 30, 2018, UCI and Sino Sliver have not yet commenced business.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $164,982 for the period ended June 30, 2018. As of June 30, 2018, the Company had an accumulated deficit of $414,225, working capital deficit of $360,433, and stockholders’ deficit of $360,433; its cash flows used in operating activities for the period ended June 30, 2018 were $88,793, respectively.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon Management’s ability to identify investment opportunities, develop those opportunities to generate profit; additionally, Management will need to continue to rely on certain related parties to provide funding for investment, working capital, and general corporate purposes, and management expertise to the Company at less than prevailing market rates. If Management is unable to execute its plan, the Company may become insolvent.

The Company’s controlling shareholder and Chief Executive Officer, Joseph Ho has provided a personal guarantee of a loan that he would provide to the Company of up to $1 million for investment and working capital purposes. Management believes this guarantee should be considered a material event in executing its overall plan described in the foregoing.

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

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), Phoenix Creation Global Limited (“PC”) and Windsor Honour Limited (“WHL”), Union Beam Investment Limited (“UBI”), Union Care Investment Limited (“UC”), UB Trading and Sino Sliver. All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

The reporting currency for the Company and its subsidiaries is the US dollar. The functional currencies of FC, PC, WHL and UBI are U.S. dollar while UB Trading and SZ Yihua are using the Chinese Renminbi (“RMB”) as their functional currencies.

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	June 30,	December 31,
	2018	2017
Spot RMB: USD exchange rate	$0.1515	$0.1480
Average RMB: USD exchange rate	$0.1571	$0.1524

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the three-month period ended June 30, 2018, the Company repaid Joseph Ho, the Company’s director and Union Glory Gold Holdings, a Company controlled by Mr. Ho a total of $356,397 while Mr. Ho and Union Glory Gold Holdings paid expenses on behalf of the Company totaling $12,313. As of June 30, 2018 and December 31, 2017, the balances owed to related parties totaled $278,325 and $208,310 respectively; the balance is unsecured, non-interest bearing, and due on demand.

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

The Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

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

Since May 23, 2016 we have taken steps to position our company to operate in two segments of the health care industry: (i) as a distributor in Asia of technologically advanced medical equipment devices and other lifestyle products and services for the elderly, including, but not limited to wheelchairs and telemedic devices, and (ii) as an operator of senior care facilities in Asia, including, but not limited to Hong Kong, China and Thailand. We will require additional capital to finance our proposed operations, including our proposed Chang Mai, Thailand senior care facility project. No assurance can be given that we will successfully negotiate definitive agreements with respect to our various projects, successfully distribute products and services, achieve revenues or profitability, or raise capital as and when needed or that we will be able to do so on reasonable terms. We will also need to develop a sales force and engage qualified project partners to develop our business as presently contemplated.

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

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three and six months ended June 30, 2018 and 2017. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three and Six Month Periods Ended June 30, 2018 Compared to the Three and Six Month Periods Ended June 30, 2017

Revenue

During the three and six months ended June 30, 2018 and June 30, 2017 we did not generate any revenues.

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2018 were $58,587 and $94,951, an increase of $49,199 and $58,527, respectively, compared to the three and six months ended June 30, 2017 when total operating expenses were $9,388 and $36,424 respectively. The increase was primarily due to increased SEC reporting and professional fees.

Net Loss

The net loss for the three and six months ended June 30, 2018 was $128,622 and $164,982, an increase of $119,234 and $128,558, respectively, compared to the three and six months ended June 30, 2017 when the net loss was $9,388 and $36,424. The increase was primarily the result of increased operating expenses and a tax penalty of $70,038, resulting from our failure to timely file certain foreign ownership tax forms, which amount includes interest. We have appealed the penalties as excessive.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2018, we had a working capital deficit of $360,433, an increase of $164,790 compared to our working capital deficit of $195,643 on December 31, 2017. The increase is primarily a result of the net loss in this period.

Cash Flows From Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2018 was $88,793, compared to $18,554 for the six month period ended June 30, 2017. The increase of $70,239 was primarily a result of increased SEC reporting and professional fees.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $49,627 during the six month period ended June 30, 2018 compared to $31,674 in the six month period ended June 30, 2017. The increase in cash provided by financing activities consisted of advances from shareholders.

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

No assurance can be given, however, that the Chang Mai, Thailand senior facility project will be successfully developed and operated because, (i) WHL may not successfully negotiate definitive agreements for the project, (ii) required permits may not be obtained, and (iii) required financing may not be obtainable.

Through our subsidiary, Phoenix Creation Global Limited (“Phoenix”), on May 10, 2018 we signed a Memorandum of Understanding (“MOU”) with Beijing Yi Du Bai Shan Enterprise Management Limited (“Yi Du”) regarding development and operation of senior healthcare facilities in Beijing, China. Yi Du, which was established in 2016, manages 11 home care centers in Beijing that provide care to seniors living at home and one senior skilled nursing facility that provides around 40 beds for the elderly in Beijing. Yi Du plans to construct and manage 20 and 50 additional home care centers in Beijing in 2018 and 2019, respectively, subject to obtaining necessary government approvals. Subject to satisfactory due diligence and negotiation and execution of definitive agreements, Phoenix intends to acquire 85% of the shares of Yi Du. No assurance can be given, however, that we will acquire shares of Yi Du or develop and operate senior care facilities through Yi Du because (i) our due diligence review of Yi Du and the various facilities may not be acceptable to us; (ii) we may not be able to successfully negotiate definitive agreements for the acquisition; (iii) we may not be able to obtain necessary financing for the acquisition on economic terms; (iv) Yi Du may not be able to obtain all necessary government permits for future facilities; and (v) Yi Du may not be able to successfully operate the existing facilities or manage the development, construction and operation of future facilities.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2018 of $414,225, a net loss for the six months ended June 30, 2018 of $128,622 and net cash used in operating activities for the six months ended June 30, 2018 of $88,793. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to the following material weaknesses and significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_____________

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BRIDGE HOLDINGS LIMITED

Dated: August 14, 2018	By:	/s/ Joseph Ho
	Name:	Joseph Ho
	Title:	Chief Executive Officer Officer

Dated: August 14, 2018	By:	/s/ Kam Pang Chim
	Name:	Kam Pang Chim
	Title:	Chief Financial Officer

