Form 10-Q
period 2018-09-30
UNION BRIDGE HOLDINGS LTD.
filed 2018-11-14
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2018

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

As of November 10, 2018, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017 (audited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and September 30, 2017 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		18

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

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31
	2018	2017
ASSETS
Current Assets
Cash and cash equivalent	$85,142	$62,158
Prepaid expenses	68,970	11,833
Total Current Assets	154,112	73,991

Long term prepaid expenses	-	1,000

TOTAL ASSETS	$154,112	$74,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$134,570	$62,324
Due to related parties	454,948	208,310
Total Current Liabilities	589,518	270,634

Total Liabilities	589,518	270,634

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
53,600,000 shares issued and outstanding	53,600	53,600
Accumulated deficit	(488,944)	(249,243)
Accumulated other comprehensive loss	(62)	-
Total Stockholders' Deficit	(435,406)	(195,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,112	$74,991

See accompanying notes to the unaudited financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Nine months ended
	September30,		September30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross loss	-	-	-	-

Operating Expenses
General and administrative expenses	75,620	15,796	170,571	52,220
Total operating expenses	75,620	15,796	170,571	52,220

Loss from operations	(75,620)	(15,796)	(170,571)	(52,220)

Other Income (Expense)
Interest income	13	-	20	-
Consultancy income	1,274		1,274
Tax penalty	(386)	-	(70,424)	-
Total other income/(expense)	901	-	(69,130)	-

Loss before taxes	(74,719)	(15,796)	(239,701)	(52,220)

Income tax	-	-	-	-

Net loss	$(74,719)	$(15,796)	$(239,701)	$(52,220)

Other comprehensive loss
Foreign currency translation adjustments	$(254)	$-	$(62)	$-
Total comprehensive loss	(74,973)	(15,796)	(239,763)	(52,220)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000	53,600,000	53,600,000

See accompanying notes to the unaudited financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,701)	$(52,220)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related parties	66,116	27,627
Changes in operating assets and liabilities:
Prepaid expenses, including long and short term	(56,137)	6,667
Accounts payable and accrued liabilities	72,246	(7,604)
Net Cash Used in Operating Activities	(157,476)	(25,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	180,522	141,736
Net Cash Provided By Financing Activities	180,522	141,736

Net increase in cash and cash equivalents	23,046	116,206
Foreign currency translation adjustments	(62)	-
Cash and cash equivalents, beginning of period	62,158	6,427
Cash and cash equivalents, end of period	$85,142	$122,633

Supplemental cash flow information
Interest received	$20	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Recent Developments

The Company incorporated two new wholly owned subsidiaries in the British Virgin Islands: 1.) Phoenix Creation Global Limited (“PC”) on October 26, 2017 and 2.) Windsor Honour Limited (“WH”) on October 30, 2017, respectively. These subsidiaries were formed with the intent to sell healthcare products and services to seniors and individual with disabilities. The Company recently procured samples of motorized wheelchairs, as the first product in an expected portfolio of products targeted at this market.

On February 2, 2018, the Company’s subsidiary Union Beam Investment Limited (“UB”) established Qianhai Lianqiao Investment Consulting (Shenzhen) Company Limited, renamed as Union Beam Trading (Shenzhen) Limited (“UB Trading”), a wholly foreign owned entity in the People’s Republic of China (“PRC”), to engage in the sale of healthcare products and services.

On February 13, 2018, the Company’s subsidiary PC established Union Care Investment Limited (“UC”) in Hong Kong, to engage in the provision of senior care services.

On May 25, 2018,UC established Sino Silver (Qianhai) Holdings Ltd. (“Sino Silver Qianhai”), a wholly owned entity in the PRC, to engage in the provision of elderly home care services, to establish senior care centers and to provide community services. As of September 30, 2018, UC and Sino Silver Qianhai have not yet commenced business.

On September 20, 2018, Sino Silver Qianhai established Sino Sliver (Beijing) Elderly Service Ltd. (“Sino Silver Beijing”) in the PRC, to engage in the provision of elderly home care services, to establish senior care centers and to provide community services in Beijing region. As of September 30, 2018, Sino Silver Beijing has not yet commenced business.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $239,701 for the period ended September 30, 2018. As of September 30, 2018, the Company had an accumulated deficit of $488,944, working capital deficit of $435,406, and stockholders’ deficit of $435,406; its net cash used in operating activities for the nine month period ended September 30, 2018 was $157,476.

These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon Management's ability to identify investment opportunities, develop those opportunities to generate profit; additionally, Management will need to continue to rely on certain related parties to provide funding for investment, working capital, and general corporate purposes, and management expertise to the Company at less than prevailing market rates. If Management is unable to execute its plan, the Company may become insolvent.

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

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), UB, PC, WH, UB Trading, UC, Sino Silver Qianhai and Sino Silver Beijing. All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The functional currency of FC, PC, WH and UB is U.S. dollar; the functional currency of UB Trading, Sino Silver Qianhai and Sino Silver Beijing is Chinese Renminbi (“RMB”); and the functional currencies of UC is Hong Kong dollar.

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	September 30,	December 31,
	2018	2017
Spot RMB: USD exchange rate	$0.1464	$0.1480
Average RMB: USD exchange rate	$0.1459	$0.1524

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollar at the rates used in translation.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the three-month period ended September 30, 2018, Joseph Ho (“Mr. Ho”), the Company’s director and Union Glory Gold Holdings Limited, a Company controlled by Mr. Ho advanced a total of $130,895 and paid expenses on behalf of the Company totaling $45,728.

As of September 30, 2018 and December 31, 2017, the balances owed to related parties totaled $454,948 and $208,310, respectively.

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

The Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

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

Since May 23, 2016 we have taken steps to position our company to operate in two segments of the health care industry: (i) as a distributor in Asia of technologically advanced medical equipment devices and other lifestyle products and services for the elderly, including, but not limited to wheelchairs and telemedic devices, and (ii) as an operator of senior care facilities in Asia, including, but not limited to Hong Kong, China and Thailand. For the telemedic devices, we are applying to the Taiwan Food and Drug Administration. We will require additional capital to finance our proposed operations, including our proposed Chang Mai, Thailand senior care facility project. No assurance can be given that we will successfully negotiate definitive agreements with respect to our various projects, successfully distribute products and services, achieve revenues or profitability, or raise capital as and when needed or that we will be able to do so on reasonable terms. We will also need to develop a sales force and engage qualified project partners to develop our business as presently contemplated.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any material revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three and nine months ended September 30, 2018 and 2017. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three and Nine Month Periods Ended September 30, 2018 Compared to the Three and Nine Month Periods Ended September 30, 2017

Revenue

During the three and nine months ended September 30, 2018, we generated other income amounting to $1,274 for provision of services to a related party. We did not generate any revenues during the three and nine-months ended September 30, 2017.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2018 were $75,620 and $170,571, an increase of $59,824 and $118,351, respectively, compared to the three and nine months ended September 30, 2017 when total operating expenses were $15,796 and $52,220 respectively. The increase was primarily due to increased SEC reporting and professional fees.

Net Loss

The net loss for the three and nine months ended September 30, 2018 was $74,719 and $239,701, an increase of $58,923 and $187,481, respectively, compared to the three and nine months ended September 30, 2017 when the net loss was $15,796 and $52,220. The increase was primarily the result of increased operating expenses and a tax penalty of $70,424, resulting from our failure to timely file certain foreign ownership tax forms, which amount includes interest. We have appealed the penalties as excessive.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2018, we had a working capital deficit of $435,406, an increase of $239,763 compared to our working capital deficit of $195,643 on December 31, 2017. The increase is primarily a result of the net loss in this period.

Cash Flows From Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2018 was $157,476, compared to $25,530 for the nine month period ended September 30, 2017. The increase of $131,946 was primarily a result of increased SEC reporting and professional fees.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $180,522 during the nine month period ended September 30, 2018 compared to $141,736 in the nine month period ended September 30, 2017. The increase of $38,786 in cash provided by financing activities consisted of advances from shareholders.

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

Through our subsidiary, Phoenix Creation Global Limited ("Phoenix"), on Apr 20, 2018 we entered into a Letter of Intent with Shenyang Shenhe Yixi Home Care Service Center ("Shenyang Yixi") to enter into a joint venture to promote the development of the elderly care business in China. After completing our due diligence and further discussion with Yixi, we have determined not to proceed with Yixi.

Through our subsidiary, Phoenix Creation Global Limited (“Phoenix”), on May 10, 2018 we signed a Memorandum of Understanding (“MOU”) with Beijing Yi Du Bai Shan Enterprise Management Limited (“Yi Du”) regarding the prospective development and operation of senior healthcare facilities in Beijing, China and the prospective purchase of 85% of the shares of Yi Du. After completing our due diligence and further discussion with Yi Du, we have determined not to proceed with Yi Du.

Through our agent, Union Glory Gold Holdings, on October 3, 2018, we signed a non-binding Beijing Elderly Satellites Cooperative Development Proposal (the “Proposal”) with Caroline Holding Group Co., Ltd. of China (“Caroline”) regarding cooperation on opportunities in developing satellite centers that provide home care services and community activities for the elderly and rehabilitation institutions for the elderly in Beijing, China. Through the Proposal, our subsidiary, Beijing Yihua Elderly Service Limited (“Yihua”), will be jointly owned by us and Caroline in a ratio of 70% and 30% respectively. Caroline would contribute the entitlement of the government project “"Research and Application of Common Technology for the Aged Services”" (part of the household pension management software and programme), obtain necessary government approvals for the facilities and provide management services. Caroline expects total investment in the venture over 2 years will not be less than RMB 50 million for at least 100 elderly satellite centers and 20 rehabilitation facilities by the end of 2020. We will be responsible for arranging the necessary financing. No assurance can be given that the proposed transactions under the Proposal will be successfully developed and completed because (i) we may not be able to successfully negotiate definitive agreements for the transactions with Caroline; (ii) we may not be able to obtain necessary financing for the Proposal; (iii) Caroline may not be able to obtain all necessary government permits for future facilities; and (iv) Caroline may not be able to successfully operate the existing facilities or manage the development, construction and operation of future facilities.

On November 6, 2018, our subsidiary, First Channel Limited (“First Channel”), signed a Memorandum of Understanding ("MOU") with APrevent Medical Inc. ("APrevent") regarding a potential share exchange between UGHL and APrevent. APrevent is a medical device company which designs, manufactures and distributes medical equipment and is currently developing two projects, including Vocal Implant System (VOIS). VOIS is a laryngeal implant used for glottis insufficiency (vocal fold paralysis). Medialization thyroplasty Type I (MT) is the standard treatment for glottis insufficiency, by inserting artificial or transplanted materials into the paraglottic space to achieve glottis closure. In patients with a large glottis gap or high vagal lesions, a surgical procedure, arytenoid adduction (AA), can be performed to reduce the posterior glottis gap and correct the vertical height difference between the vocal folds. Unlike existing products, APrevent’s VOIS implant combines the advantage of both MT and AA for optimized results. The prospective share exchange is subject to the results of each party’s due diligence, agreement on valuation (and therefore number of shares to be exchanged), negotiation of definitive agreements and approval of the board of directors of each party. Accordingly, no assurance can be given that the share exchange will be completed.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2018 of $488,944, a net loss for the nine months ended September 30, 2018 of $239,701 and net cash used in operating activities for the nine months ended September 30, 2018 of $157,476. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to the following material weaknesses and significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNION BRIDGE HOLDINGS LIMITED

Dated: November 14, 2018	By:	/s/ Joseph Ho
	Name:	Joseph Ho
	Title:	Chief Executive Officer

Dated: November 14, 2018	By:	/s/ Kam Pang Chim
	Name:	Kam Pang Chim
	Title:	Chief Financial Officer

