Form 10-K
period 2018-12-31
UNION BRIDGE HOLDINGS LTD.
filed 2019-03-11
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $68,144,021 based on the closing sale price of the registrant’s common stock on June 30, 2018 of $3.68 per share.

As of March 8, 2019, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Union Bridge Holdings Limited

Form 10-K

December 31, 2018

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

The Company incorporated a new wholly owned subsidiary in the British Virgin Islands, First Channel Limited (“FC”), on March 18, 2016. This subsidiary was formed for investment holding.

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

On February 2, 2018, the Company’s subsidiary Union Beam Investment Limited (“UB”) established Qianhai Lianqiao Investment Consulting (Shenzhen) Company Limited, renamed as Union Beam Trading (Shenzhen) Limited (“UB Trading”), a wholly foreign owned entity in the People’s Republic of China (“PRC”) engaging the sales of healthcare products and services.

On February 13, 2018, the Company’s subsidiary PC established Union Care Investment Limited (“UC”) in Hong Kong engaging the senior care services.

On May 25, 2018, UC established Sino Silver (Qianhai) Holdings Ltd. (“Sino Silver Qianhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. As of December 31, 2018, UC and Sino Silver Qianhai have not yet commenced business.

On September 20, 2018, Sino Silver Qianhai and UB established Sino Sliver (Beijing) Elderly Service Ltd. (“Sino Silver Beijing”) in the PRC to engaging elderly home care services, operate senior care centers and provide community services in the Beijing region. As of December 31, 2018, Sino Silver Beijing has not yet commenced business.

On December 27, 2018, the Company’s subsidiary UC established Sino Silver (Zhuhai Hengqin) Elderly Service Limited “(Sino Silver Zhuhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. As of December 31, 2018, Sino Silver Zhuhai has not yet commenced business.

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

Through our subsidiary, Phoenix Creation Global Limited ("Phoenix"), on Apr 20, 2018 we entered into a Letter of Intent with Shenyang Shenhe Yixi Home Care Service Center ("Shenyang Yixi") to enter into a joint venture to promote the development of the elderly care business in China. After completing our due diligence and further discussion with Yixi, we have determined not to pursue a transaction with Yixi.

Through our subsidiary, Phoenix Creation Global Limited (“Phoenix”), on May 10, 2018 we signed a Memorandum of Understanding with Beijing Yi Du Bai Shan Enterprise Management Limited (“Yi Du”) regarding the prospective development and operation of senior healthcare facilities in Beijing, China and the prospective purchase of 85% of the shares of Yi Du. After completing our due diligence and further discussion with Yi Du, we have determined not to pursue a transaction with Yi Du.

Through our agent, Union Glory Gold Holdings, on October 3, 2018, we signed a Beijing Elderly Satellites Cooperative Development Proposal (the “Proposal”) with Caroline Holding Group Co., Ltd. of China (“Caroline”) regarding cooperation on opportunities in developing satellite centers that provide home care services and community activities for the elderly and rehabilitation institutions for the elderly in Beijing, China. We subsequently determined not to pursue a transaction with Caroline and are seeking to terminate the agreement with them.

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

Customers

We have no regular customers and have had nominal operating revenues to date. We do not expect to achieve significant revenues from our medical and lifestyle equipment and service business or our senior care facilities business until the second half of 2019, at the earliest. We do not expect a single or small group of customers to account for a substantial portion of our revenues.

Employees

At March 8, 2019 we had three executive officers and no other employees. None of our employees are represented by a union.

Government Regulation

The healthcare industry in Asia and elsewhere is highly regulated at the local, regional and national level and is subject to evolving standards. Healthcare laws, rules and regulations require compliance with establish standards and are intended to provide safe healthcare to the general public. The costs of compliance with such rules and regulation can be significant.

Share Purchase Agreement

On February 18, 2016, Yuhua Xu, the controlling shareholder, Chief Executive Officer and sole director of the Company, entered into and closed on a Share Purchase Agreement with Mary Ho, Rudolf Novotny, Shan Ho, Lily Ho and Moana Ho (each a “Purchaser” and collectively, the “Purchasers”) whereby the Purchasers purchased a total of 7,990,000 shares of the Company’s common stock (the “Shares”) from Yuhua Xu, for an aggregate price of $223,720. The Shares acquired represented approximately 74.53% of the issued and outstanding shares of common stock of the Company.

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

The Amended and Restated Articles of Incorporation became effective on June 21, 2016 upon approval by The Financial Information Regulatory Authority.

Change in Fiscal Year End

On May 23, 2016 we changed our fiscal year end from November 30 to December 31.

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

Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov.

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

Our Corporate Information

Our corporate headquarters are located at Room 1205, 12/F, Harcourt House, 39 Gloucester Road, Wanchai, Hong Kong and our telephone number is +852 2468 3012. Our filings with the Securities Exchange Commission, or SEC, are available free of charge through the SEC website.

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

Since our inception, we have achieved minimal revenues and have suffered recurring losses from operations. We do not expect to achieve continuous revenues until the second half of 2019 at the earliest. We had a working capital deficiency of $484,912 as of December 31, 2018. Further losses are anticipated in the development of our business. Therefore, our continuation as a going concern is dependent upon our completion of a future financing. However, there is no assurance that we will be successful in completing such a financing. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business and financial condition will be adversely impacted. As a result, there is substantial doubt as to our ability to continue as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2018, refer to the substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We do not have sufficient cash to fund planned operations or meet our obligations for the next 12 months without raising additional funds.

Because we have a very limited operating history, investors have little basis to evaluate our ability to operate.

Our activities to date have been focused on raising capital, developing a business plan, and positioning the Company to act on such business plan. We have generated minimal revenues from our business. Consequently, we face all of the risks commonly encountered by businesses that lack an established operating history including the need for additional capital, personnel and intense competition. There is no assurance that our business plan will be successful.

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

The loss of our Chief Executive Officer or Chief Financial Officer or our inability to attract and retain highly skilled personnel could negatively impact our business. Our management has no experience in the segments of the healthcare industry in which we are intend to operate.

Our success depends on the skills, experience and performance of our President and Chief Executive Officer, Joseph Ho or our Chief Financial Officer, Kenny Chow. The individual and collective efforts of these employees will be important as we continue to develop our business and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. Our executive officers do not presently have employment agreements. Our executive officers have no experience in the segments of the healthcare industry in which we intend to operate. We expect to hire qualified employees with industry experience and/or partner with persons or entities with such experience.

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

As of March 8, 2019, our executive officers, directors and principal (5% or greater) stockholders, together with their respective affiliates, owned approximately 74.5% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter in t6he last two fiscal years. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2018	$2.50	$0.95
September 30, 2018	$4.25	$1.30
June 30, 2018	$3.68	$1.45
March 31, 2018	1.92	0.51
December 31, 2017	$0.94	$0.45
September 30, 2017	$0.80	$0.08
June 30, 2017	$0.37	$0.23
March 31, 2017	$0.51	$0.30

Security Holders

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter in the last two fiscal years. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

RESULTS OF OPERATIONS

We are a development stage company and have generated minimal revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the years ended December 31, 2018 and 2017. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

During the years ended December 31, 2018 and December 31, 2017, we generated revenue of $6,389 and $0, respectively.

Operating Expenses

Total operating expenses for the year ended December 31, 2018, increased by $145,914 to $229,436 compared to the year ended December 31, 2017. The increases were primarily a result of an increase in professional fees related to financial and administrative contracted services, such as legal and accounting fees to remain a reporting company with the SEC. We are unable to predict the level of our operating expenses as we continue to develop our business.

Net Loss

The net loss for the year ended December 31, 2018 was $289,186, an increase of $143,240 compared to the year ended December 31, 2017. The increase is primarily a result of the increases in operating expenses discussed above and the tax penalty of $71,426 incurred during the year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2018, we had a working capital deficit of $484,912, an increase of $289,269 from our working capital deficit of $196,643 at December 31, 2017. The increase in the deficit is primarily a result of an increase in professional expenses. As of December 31, 2018, our total assets were $156,532 compared to $74,991 in total assets at December 31, 2017. Total assets as of December 31, 2018 were comprised of $97,870 in cash and cash equivalents and $58,662 in prepaid expenses, while as at December 31, 2017 total assets were comprised $62,158 in cash and $11,833 in prepaid expenses. As of December 31, 2018, our current liabilities were $641,444 comprised of $513,261 due to related parties and $128,183 for accounts payable and accrued liabilities. As of December 31, 2017, our current liabilities were $270,634 comprised of $208,310 due to related parties and $62,324 in accounts payable and accrued liabilities.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities for the year ended December 31, 2018 was $230,449 primarily due to a net loss of $289,186 and an increase in prepaid expenses of $45,829 which was reduced by an increase in expenses of $38,707 paid by a related party on behalf of the Company and an increase in accounts payable and accrued liabilities of $65,859. Net cash flows used in operating activities was $50,100 for the year ended December 31, 2017 primarily due to a net loss of $145,946 and an increase in prepaid expenses of $2,833, which was reduced by the increase in expenses of $47,878 paid by a related party on behalf of the Company and an increase in accounts payable and accrued liabilities of $50,801.

Cash Flows From Financing Activities

We have financed our operations primarily from advances from shareholders. For the year ended December 31, 2018, net cash provided by financing activities was $266,244 arising from a loan from our principal shareholder. For the year ended December 31, 2017, net cash provided by financing activities was $105,831 arising from a loan from our principal shareholder.

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

Material Commitments

As of December 31, 2018, we had no material commitments.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2018 of $538,429, a net loss for the year ended December 31, 2018 of $289,186 and net cash used in operating activities for the year ended December 31, 2018 of $230,449. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2018. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names and ages of our current directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held	Date Appointed Director
Joseph Ho	61	Chief Executive Officer and Director	July 3, 2017
Kenny Chow	49	Chief Financial Officer	N/A
Shan Ho	32	Director	February 7, 2018

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

Joseph Ho has been the Chief Executive Officer and a Director of the Company since July 3, 2017. Mr. Ho also served as our Chief Financial Officer from July 3, 2017 until February 7, 2018. Mr. Ho has been the Chairman and owner of Union Glory Gold Limited, a company incorporated in Ontario, Canada involved in mining exploration/development and finance, since January 2012. He has operated the Tudor Gold Property located in the Tudor Township of Ontario, Canada since 2007, including the Addington Gold Property and the Schefferville Iron Ore Project, which are located in Quebec, Canada. Both the Tudor and Addington Gold Properties have been extensively drilled and ore samples assayed. Mr. Ho graduated from Jinan University (Guangzhou) in 1981 with a Bachelor Degree in Economics. Mr. Ho is the father of Shan Ho, the a director of the Company’s, and the spouse of of Mary Ho, a beneficial owner of more than 10% of the Company’s outstanding common stock, and is the father of Moana Ho, the Company’s former director, and of Lily Ho, who owns over 5% of the Company’s outstanding common stock. We believe that Mr. Ho is qualified to serve on our Board of Directors based upon his business and management experience.

Shan Ho has served as a director of the Company since February 7, 2018. From 2013 to 2017 Mr. Ho served as a director and chief executive officer at 2377547 Ontario Inc., operating as Roll Play Café, a company based in Canada. Mr. Ho is a beneficial owner of more than 10% of the Company’s outstanding common stock. Mr. Ho is the son of Joseph Ho, the Company’s Chief Executive Officer and director, and of Mary Ho, a beneficial owner of more than 10% of the Company’s outstanding common stock, and is the brother of Moana Ho, the Company’s former director, and of Lily Ho, who owns over 5% of the Company’s outstanding common stock. We believe that Mr. Ho is qualified to serve on our Board of Directors based upon his business and management experience.

Kenny Chow has served as our Chief Financial Officer since January 2019. Mr. Chow has over 25 years of experience in finance and accounting. Mr. Chow has been a financial consultant to a group of companies involved in mining exploration and investments, since February 2016. Prior thereto, from January 2014 to January 2016, Mr. Chow worked as a financial consultant for companies in various industries, including beverages and mineral exploration.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2018 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2018 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2018 that received annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000.

Summary Compensation TableName & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Joseph Ho (1), CEO	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

____________

(1)	Joseph Ho has served as our Chief Executive Officer from July 3, 2017 through the present.

[We do not currently pay any compensation to our executive officers.]

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Outstanding Equity Awards At December 31, 2018

At this time, we do not have any outstanding equity awards and do not have any equity incentive, option or similar plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters [to be updated]

The following table sets forth information known to us, as of March 8, 2019, relating to the beneficial ownership of shares of common stock by:

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

Common Stock

Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Joseph Ho, Chief Executive Officer and Director	19,600,027	(2)	36.57%
Kenny Chow, Chief Financial Officer	0		0%
Shan Ho	5,456,957		10.18%

Total Held by Officers and Directors as a Group (3 persons):	25,056,984		46.75%

Five Percent Shareholders
Lily Ho(3)	4,820,224		8.99%
Mary Ho(3)	19,600,027		36.57%
Rudolf Novotny(4)	3,196,000		5.96%

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

(2)	Consists of shares owned by Mary Ho, Joseph Ho’s wife.

(3)	Address is: 3400 Bayview Avenue, Toronto, Ontario, M2M 3S3, Canada

(4)	Address is: Suite 1105, 11th Floor, Emperor Group Centre, 288, Hennessy Road, Wanchai, HK.

(5)

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

For the year ended December 31, 2018, Joseph Ho (“Mr. Ho”), the Company’s director and Union Glory Gold Holdings Limited, a Company controlled by Mr. Ho advanced a total of $266,244 and paid expenses on behalf of the Company totaling $38,707.

As of December 31, 2018 and December 31, 2017, the balances owed to related parties totaled $513,261and $208,310, respectively.

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

[Our MOUs with Japan Genki Group and Beijing Yi Yue Chong-En Elderly Care Investment Management Limited were executed on our behalf by Union Glory Group, an entity controlled by our Chief Executive Officer.]

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2018
Audit Fees:	$22,250	$19,241
Audit-Related Fees	-	-
Tax Fees	$2,000	$3,500
All Other Fees	-	-
Total	$24,250	$22,741

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

Union Bridge Holdings Limited

Dated: March 11, 2019	By:	/s/ Joseph Ho
Joseph Ho
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Ho	Chief Executive Officer and Director	March 11, 2019
Joseph Ho	(principal executive officer)

/s/ Kenny Chow	Chief Financial Officer	March 11, 2019
Kenny Chow	(principal financial and accounting officer)

/s/ Shan Ho	Director	March 11, 2019
Shan Ho

Union Bridge Holdings Limited

Consolidated Financial Statements

December 31, 2018 and 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Union Bridge Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Bridge Holdings Limited (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 /s/ WWC, P.C.

 Certified Public Accountants

 We have served as the Company’s auditor since August 11, 2017.

 San Mateo, California

 March 11, 2019

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalent	$97,870	$62,158
Prepaid expenses	58,662	11,833
Total Current Assets	156,532	73,991
Non-current Assets
Long term prepaid expenses	-	1,000
Total Non-current Assets	-	1,000
TOTAL ASSETS	$156,532	$74,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$128,183	$62,324
Due to related parties	513,261	208,310
Total Current Liabilities	641,444	270,634
TOTAL LIABILITIES	641,444	270,634

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 53,600,000 shares issued and outstanding	53,600	53,600
Accumulated deficit	(538,429)	(249,243)
Accumulated other comprehensive loss	(83)	-
Total Stockholders' Deficit	(484,912)	(195,643)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$156,532	$74,991

See accompanying notes to the financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31,
	2018	2017
Revenues	$6,389	$-
Cost of Goods Sold	(3,774)	-
Gross profit	2,615	-

Operating Expenses
Selling and marketing expenses	4,472	-
General and administrative expenses	224,964	145,914
Total operating expenses	229,436	145,914

Loss from operations	(226,821)	(145,914)

Other income	9,061	(32)
Tax penalty	(71,426)	-
Total other expense	(62,365)	(32)

Loss before taxes	(289,186)	(145,946)

Income tax	-	-

Net loss	$(289,186)	$(145,946)

Other comprehensive loss	(83)	-

Total comprehensive loss	(289,269)	(145,946)

Basic and dilutive net loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000

See accompanying notes to the financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2016	53,600,000	$53,600	$(103,297)	$-	$(49,697)

Net loss for the year	-	-	(145,946)	-	(145,946)
Balance, December 31, 2017	53,600,000	$53,600	$(249,243)	$-	$(195,643)

Net loss for the year	-	-	(289,186)	(83)	(289,269)
Balance, December 31, 2018	53,600,000	$53,600	$(538,429)	$(83)	$(484,912)

See accompanying notes to the financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,186)	$(145,946)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related parties	38,707	47,878
Changes in operating assets and liabilities:
Prepaid expenses, including long and short term	(45,829)	(2,833)
Accounts payable	65,859	50,801
Net Cash Used in Operating Activities	(230,449)	(50,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	266,244	105,831
Net Cash Provided By Financing Activities	266,244	105,831

Net increase in cash and cash equivalents	35,795	55,731
Foreign currency translation adjustments	(83)	-
Cash and cash equivalents, beginning of period	62,158	6,427
Cash and cash equivalents, end of period	$97,870	$62,158

Supplemental cash flow information
Interest received	$34	$6
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Recent Developments

The Company incorporated a new wholly owned subsidiary in the British Virgin Islands, First Channel Limited (“FC”), on March 18, 2016. This subsidiary was formed for investment holding.

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

On February 2, 2018, the Company’s subsidiary Union Beam Investment Limited (“UB”) established Qianhai Lianqiao Investment Consulting (Shenzhen) Company Limited, renamed as Union Beam Trading (Shenzhen) Limited (“UB Trading”), a wholly foreign owned entity in the People’s Republic of China (“PRC”) engaging the sales of healthcare products and services.

On February 13, 2018, the Company’s subsidiary PC established Union Care Investment Limited (“UC”) in Hong Kong engaging the senior care services.

On May 25, 2018, UC established Sino Silver (Qianhai) Holdings Ltd. (“Sino Silver Qianhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. As of December 31, 2018, UC and Sino Silver Qianhai have not yet commenced business.

On September 20, 2018, Sino Silver Qianhai established Sino Sliver (Beijing) Elderly Service Ltd. (“Sino Silver Beijing”) in the PRC engaging the elderly home care services, senior care centers and community services in Beijing region. As of December 31, 2018, Sino Silver Beijing has not yet commenced business.

On December 27, 2018, the Company’s subsidiary UC established Sino Silver (Zhuhai Hengqin) Elderly Service Limited “(Sino Silver Zhuhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. As of December 31, 2018, Sino Silver Zhuhai has not yet commenced business.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $289,186 and $145,946 for the year ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the Company had an accumulated deficit of $538,429, working capital deficit of $484,912, and stockholders’ deficit of $484,912; its cash flows used in operating activities for the year ended December 31, 2018 were $230,449, respectively.

As of December 31, 2017, the Company had an accumulated deficit of $249,243, working capital deficit of $196,643 and stockholders’ deficit of $195,643; its cash flows used in operating activities for the year ended December 31, 2017 were $50,100, respectively.

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

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), UB, PC and WH, UB Trading, UC, Sino Silver Qianhai and Sino Silver Beijing. All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company, FC, PC, WH and UB is U.S. dollar; the functional currency of UB Trading, Sino Silver Qianhai, Sino Silver Beijing and Sino Silver Zhuhai is Chinese Renminbi (“RMB”); and the functional currencies of UC is Hong Kong dollar.

The Company's subsidiaries, whose records are not maintained in those entities' respective functional currencies, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31,	December 31,
	2018	2017
Spot RMB: USD exchange rate	$0.1454	$0.1480
Average RMB: USD exchange rate	$0.1451	$0.1524
Spot HKD: USD exchange rate	0.1280	0.1285
Average HKD: USD exchange rate	0.1278	0.1285

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

Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2018 and 2017, the Company has tax penalties and associated interests of $71,426 and $0 for late tax filing, respectively, and no interests or penalties associated with tax positions. As of December 31, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions

Earnings Per Share

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 and 20,000,000 preferred stock, par value $0.001.

During the year ended December 31, 2018 and 2017, the Company issued no common stock or preferred stock.

As of December 31, 2018 and 2017, 53,600,000 shares of common stock were issued and outstanding, and no preferred stock was issued and outstanding.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended December 31, 2018, Joseph Ho (“Mr. Ho”), the Company’s director and Union Glory Gold Holdings Limited, a Company controlled by Mr. Ho advanced a total of $266,244 and paid expenses on behalf of the Company totaling $38,707.

As of December 31, 2018 and December 31, 2017, the balances owed to related parties totaled $513,261 and $208,310, respectively.

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

NOTE 5 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company had incurred net operating losses during these periods and the Company’s management was not able to determine when it would generate taxable profits in the foreseeable future; accordingly, management elected to not recognize any deferred tax resulting form net operating losses during the years ended December 31, 2018 and 2017.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. The Company’s financial statements for the year ended December 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The Company is subject to the following tax rates

•	PRC tax rate is 25%.
•	Hong Kong tax rate is 16.5%
•	the United States tax rate is 21%
•	British Virgin Islands is on permanent tax holiday

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2018 and 2017:

	2018	2017
U.S. federal statutory income tax rate	21.0%	34.0%
Lower rates in Hong Kong, net	-4.5%	-17.5%
Net operating losses in HK and other jurisdictions	-16.5%	-16.5%
The Company’s effective tax rate	-0.0%	-0.0%

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

