Form 10-Q
period 2019-03-31
UNION BRIDGE HOLDINGS LTD.
filed 2019-05-09
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 8, 2019, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC.

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

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalent	$64,469	$97,870
Prepaid expenses	43,288	58,662
Total Current Assets	107,757	156,532
TOTAL ASSETS	$107,757	$156,532

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	62,016	128,183
Due to related parties	586,710	513,261
Total Current Liabilities	648,726	641,444
TOTAL LIABILITIES	648,726	641,444

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
53,600,000 shares issued and outstanding	53,600	53,600
Accumulated deficit	(593,952)	(538,429)
Accumulated other comprehensive loss	(617)	(83)
Total Stockholders' Deficit	(540,969)	(484,912)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$107,757	$156,532

See accompanying notes to the unaudited financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$21,659	$-
Cost of Revenues	(15,938)	-
Gross profit	5,721	-

Operating Expenses
General and administrative expenses	61,259	36,364
Total operating expenses	61,259	36,364

Loss from operations	(55,538)	(36,364)

Other income	15	4

Net loss	$(55,523)	$(36,360)

Other comprehensive loss
Foreign currency translation loss	(534)	-
Total comprehensive loss	$(56,057)	$(36,360)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000

See accompanying notes to the unaudited financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

				Accumulated Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance, December 31, 2017	53,600,000	$53,600	$(249,244)	$-	$(195,644)
Net loss	-	-	(36,360)	-	(36,360)
Balance, March 31, 2018	53,600,000	$53,600	$(285,604)	$-	$(232,004)

Balance, December 31, 2018	53,600,000	$53,600	$(538,429)	$(83)	$(484,912)
Net loss	-	-	(55,523)	-	(55,523)
Foreign currency translation loss	-	-	-	(534)	(534)
Balance, March 31, 2019	53,600,000	$53,600	$(593,952)	$(617)	$(540,969)

See accompanying notes to the unaudited financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,523)	$(36,360)
Changes in operating assets and liabilities:
Prepaid expenses, including long and short term	15,374	2,832
Accounts payable and accrued liabilities	(66,167)	(29,977)
Net Cash Used in Operating Activities	(106,316)	(63,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	73,449	414,099
Net Cash Provided By Financing Activities	73,449	414,099

Net change in cash and cash equivalents	(32,867)	350,594
Foreign currency translation adjustments	(534)	-
Cash and cash equivalents, beginning of period	97,870	62,158
Cash and cash equivalents, end of period	$64,469	$412,752

Supplemental cash flow information
Interest received	$15	$4
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

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

On December 27, 2018, the Company’s subsidiary UC established Sino Silver (Zhuhai Hengqin) Elderly Service Limited (“Sino Silver Zhuhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. As of December 31, 2018, Sino Silver Zhuhai has not yet commenced business.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $55,523 for the three months ended March 31, 2019. As of March 31, 2019, the Company had an accumulated deficit of $593,952, working capital deficit of $540,969, and stockholders’ deficit of $540,969; its net cash used in operating activities for the three months ended March 31, 2019 was $106,316.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), UB, PC, WH, UB Trading, UC, Sino Silver Qianhai, Sino Silver Beijing and Sino Silver Zhuhai. All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	March 31,	December 31,
	2019	2018
Spot RMB: USD exchange rate	$0.1490	$0.1454
Average RMB: USD exchange rate	$0.1482	$0.1451
Spot HKD: USD exchange rate	$0.1280	$0.1280
Average HKD: USD exchange rate	$0.1280	$0.1278

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

Revenue recognition

The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company derives its revenues from the rendering of computer consulting services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2019	December 31, 2018
Accounts payable	$9,563	$-
Accrued charges	52,453	128,183
	$62,016	$128,183

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the three months ended March 31, 2019, the Company received advances from Joseph Ho (“Mr. Ho”), the Company’s director and Union Glory Gold Holdings Limited, a Company controlled by Mr. Ho of $73,449.

As of March 31, 2019 and December 31, 2018, the balances owed to related parties totaled $586,710 and $513,261, respectively.

For the three months ended March 31, 2019, the Company has provided computer services to Union Glory Gold Holdings Limited and earned a service income of $21,659. Union Glory Gold Holdings Limited is under the control of Mr. Ho.

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

NOTE 5 – CONCENTRATION RISK

During the three months ended March 31, 2019, 100% of the revenue of $21,659 was received from a single client.

NOTE 6 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

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

RESULTS OF OPERATIONS

We are a development stage company and have generated nominal revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three months ended March 31, 2019 and 2018. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three Month Period Ended March 31, 2019 Compared to the Three Month Period Ended March 31, 2018

Revenue

For the three months ended March 31, 2019, we have generated revenue of $21,659 compared with $0 for the same period in 2018. The increase was mainly attributed to computer consulting services provided to a client.

Cost of Revenue

For the three months ended March 31, 2019, we have cost of revenue of $15,938 compared with $0 for the same period in 2018. The increase was mainly attributed to computer consulting services provided to a client.

Operating Expenses

Total operating expenses for the three months ended March 31, 2019 were $61,259, an increase of $24,895, compared to the three months ended March 31, 2018 when total operating expenses were $36,364. The increase was primarily due to increase in SEC reporting fees.

Net Loss

The net loss for the three months ended March 31, 2019 was $55,523, an increase of $19,163 compared to the three months ended March 31, 2018 when the net loss was $36,360. The increase was primarily the result of increase in operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2019, we had a working capital deficit of $540,969, an increase of $56,057 compared to our working capital deficit of $484,912 on December 31, 2018. The increase was primarily attributed to the increase of advance from the shareholder Joseph Ho (“Mr. Ho”) for operating expenses.

Cash Flows From Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2019 was $106,316, compared to $63,505 for the three month period ended March 31, 2018. The increase of $42,811 was primarily a result of accounts payable and accrued liabilities during the period.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $73,449 during the three month period ended March 31, 2019 compared to $414,099 in the three month period ended March 31, 2018. The decrease was due to decrease in advances from shareholder.

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

Through our agent, Union Glory Gold Holdings, on October 3, 2018, we signed a non-binding Beijing Elderly Satellites Cooperative Development Proposal (the “Proposal”) with Caroline Holding Group Co., Ltd. of China (“Caroline”) regarding cooperation on opportunities in developing satellite centers that provide home care services and community activities for the elderly and rehabilitation institutions for the elderly in Beijing, China.. We subsequently determined not to pursue a transaction with Caroline and are seeking to terminate the agreement with them.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2019 of $593,952, a net loss for the three months ended March 31, 2019 of $55,523 and net cash used in operating activities for the three months ended March 31, 2019 of $106,316. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent registered public accounting firm’s opinion accompanying our December 31, 2018 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to the following material weaknesses and significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNION BRIDGE HOLDINGS LIMITED

Dated: May 9, 2019	By:	/s/ Joseph Ho
Name: Joseph Ho
Title: Chief Executive Officer

Dated: May 9, 2019	By:	/s/ Kenny Chow
Name: Kenny Chow
Title: Chief Financial Officer

