Form 10-Q
period 2019-06-30
UNION BRIDGE HOLDINGS LTD.
filed 2019-08-06
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Union Bridge Holdings Limited
(Name of Registrant in its Charter)

Nevada	000-55731	32-0440076
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Suite 4801, 48/F, Central Plaza, 18

Harbour Road, Wan Chai, Hong Kong S.A.R.

(Address of Principal Executive Offices)

Provide a copy of communications to:

Loeb & Loeb LLP

New York, New York 10154

Attn: Giovanni Caruso

Registrant’s telephone number, including area code: (852) 2468 3103

Not applicable.

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of August 6, 2019, 53,600,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalent	$46,883	$97,870
Prepaid expenses	31,913	58,662
Total Current Assets	78,796	156,532
TOTAL ASSETS	$78,796	$156,532

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	88,559	128,183
Due to related parties	592,700	513,261
Total Current Liabilities	681,259	641,444
TOTAL LIABILITIES	681,259	641,444

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 53,600,000 shares issued and outstanding	53,600	53,600
Accumulated deficit	(656,864)	(538,429)
Accumulated other comprehensive income (loss)	801	(83)
Total Stockholders' Deficit	(602,463)	(484,912)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$78,796	$156,532

See accompanying notes to the unaudited consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues – related party	$21,760	$-	$43,419	$-
Cost of Revenue	(16,000)	-	(31,938)	-
Gross profit	5,760	-	11,481	-

Operating Expenses
General and administrative expenses	68,689	58,587	129,948	94,951
Total operating expenses	68,689	58,587	129,948	94,951

Loss from operations	(62,929)	(58,587)	(118,467)	(94,951)

Other income (expense)
Interest income	17	3	32	7
Tax penalty	-	(70,038)	-	(70,038)
Total other income (expense)	17	(70,035)	32	(70,031)

Loss before taxes	(62,912)	(128,622)	(118,435)	(164,982)

Income tax	-	-	-	-

Net loss	$(62,912)	$(128,622)	$(118,435)	$(164,982)

Other comprehensive income
Foreign currency translation income	1,418	192	884	192
Total comprehensive loss	(61,494)	(128,430)	(117,551)	(164,790)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	53,600,000	53,600,000	53,600,000	53,600,000

See accompanying notes to the unaudited consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

For the three months ended June 30, 2019 and 2018:

				Accumulated other
	Common Stock		Accumulated	comprehensive
	Shares	Amount	Deficit	income (loss)	Total

Balance, March 31, 2019	53,600,000	$53,600	$(593,952)	$(617)	$(540,969)
Net loss	-	-	(62,912)	-	(62,912)
Foreign currency translation gain	-	-	-	1,418	1,418
Balance, June 30, 2019	53,600,000	$53,600	$(656,864)	$801	$(602,463)

Balance, March 31, 2018	53,600,000	$53,600	$(285,603)	$-	$(232,003)
Net loss	-	-	(128,622)	-	(128,622)
Foreign currency translation gain	-	-	-	192	192
Balance, June 30, 2018	53,600,000	$53,600	$(414,225)	$192	$(360,433)

See accompanying notes to the unaudited consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

For the six months ended June 30, 2019 and 2018:

				Accumulated other
	Common Stock		Accumulated	comprehensive
	Shares	Amount	Deficit	income (loss)	Total

Balance, December 31, 2018	53,600,000	$53,600	$(538,429)	$(83)	$(484,912)
Net loss	-	-	(118,435)	-	(118,435)
Foreign currency translation loss	-	-	-	884	884
Balance, June 30, 2019	53,600,000	$53,600	$(656,864)	$801	$(602,463)

Balance, December 31, 2017	53,600,000	$53,600	$(249,243)	$-	$(195,643)
Net loss	-	-	(164,982)	-	(164,982)
Foreign currency translation gain	-	-	-	192	192
Balance, June 30, 2018	53,600,000	$53,600	$(414,225)	$192	$(360,433)

See accompanying notes to the unaudited consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,435)	$(164,982)
Changes in operating assets and liabilities:
Prepaid expenses, including long and short term	26,749	130
Accounts payable and accrued liabilities	(39,624)	55,671
Net Cash Used in Operating Activities	(131,310)	(109,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	79,439	70,015
Net Cash Provided By Financing Activities	79,439	70,015

Effects on changes in foreign exchange rate	884	192

Net change in cash and cash equivalents	(50,987)	(38,974)
Cash and cash equivalents, beginning of period	97,870	62,158
Cash and cash equivalents, end of period	$46,883	$23,184

Supplemental cash flow information
Interest received	$32	$7
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

On May 25, 2018, UC established Sino Silver (Qianhai) Holdings Ltd. (“Sino Silver Qianhai”), a wholly owned entity in the PRC, to engage in the provision of elderly home care services, to establish senior care centers and to provide community services. As of June 30, 2019, UC and Sino Silver Qianhai have not yet commenced business.

On September 20, 2018, Sino Silver Qianhai established Sino Sliver (Beijing) Elderly Service Ltd. (“Sino Silver Beijing”) in the PRC, to engage in the provision of elderly home care services, to establish senior care centers and to provide community services in Beijing region. As of June 30, 2019, Sino Silver Beijing has not yet commenced business.

On December 27, 2018, the Company’s subsidiary UC established Sino Silver (Zhuhai Hengqin) Elderly Service Limited (“Sino Silver Zhuhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. As of June 30, 2019, Sino Silver Zhuhai has not yet commenced business.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $118,435 for the six months ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $656,864, working capital deficit of $602,463, and stockholders’ deficit of $602,463; its net cash used in operating activities for the six months ended June 30, 2019 was $131,310.

These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon Management's ability to identify investment opportunities, develop those opportunities to generate profit; additionally, Management will need to continue to rely on certain related parties to provide funding for investment, working capital, and general corporate purposes, and management expertise to the Company at less than prevailing market rates. If Management is unable to execute its plan, the Company may become insolvent.

The Company’s controlling shareholder and Chief Executive Officer, Joseph Ho has provided a personal guarantee of loan that he would provide to the Company of up to $1 million for investment and working capital purposes. Management believes this guarantee should be considered a material event in executing its overall plan described in the foregoing.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), UB, PC, WH, UB Trading, UC, Sino Silver Qianhai, Sino Silver Beijing and Sino Silver Zhuhai. All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	June 30,	December 31,
	2019	2018
Spot RMB: USD exchange rate	$0.1455	$0.1454
Average RMB: USD exchange rate	$0.1474	$0.1451
Spot HKD: USD exchange rate	$0.1280	$0.1280
Average HKD: USD exchange rate	$0.1280	$0.1278

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

Revenue recognition

The Company adopted ASC 606 “Revenue Recognition”, and recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Income Taxes

The Company adopts ASC 740 “Income Tax”, and accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of June 30, 2019 and December 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the six months ended June 30, 2019, the Company received advances from Joseph Ho (“Mr. Ho”), the Company’s director and Union Glory Gold Holdings Limited, a Company controlled by Mr. Ho of $79,439.

As of June 30, 2019 and December 31, 2018, the balances owed to related party totaled $592,700 and $513,261, respectively.

For the six months ended June 30, 2019, the Company has provided computer services to Union Glory Gold Holdings Limited and earned a service income of $43,419. Union Glory Gold Holdings Limited is under the control of Mr. Ho.

The Company’s principal executive offices are located in Hong Kong. The office premises were provided by a company controlled by Mr. Ho at no charge to the Company.

The Company is subject to the risk that if the related parties do not continue to provide services and advances to fund the company’s operations or expansion, or if those related parties demand immediate repayment, the Company may become insolvent.

NOTE 4 – CONCENTRATION RISK

During the six months ended June 30, 2019, 100% of the revenue of $43,419 was received from a single client.

NOTE 5 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Quarterly Report. The discussion highlights the Company’s results of operations and the principal factors that have affected the Company’s financial condition, as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

RESULTS OF OPERATIONS

We are an early stage company and have generated minimal revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three and six months ended June 30, 2019 and 2018. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three Month Period Ended June 30, 2019 Compared to the Three Month Period Ended June 30, 2018

Revenue

For the three months ended June 30, 2019, we have generated revenue of $21,760 compared with $0 for the same period in 2018. The increase was mainly attributed to computer consulting services provided to a corporation controlled by a related party.

Cost of Revenue

For the three months ended June 30, 2019, we have cost of revenue of $16,000 compared with $0 for the same period in 2018. The increase was mainly attributed to computer consulting services provided to a client.

Operating Expenses

Total operating expenses for the three months ended June 30, 2019 were $68,689, an increase of $10,102, compared to the three months ended June 30, 2018 when total operating expenses were $58,587. The increase was primarily due to increase in SEC reporting fees.

Net Loss

The net loss for the three months ended June 30, 2019 was $62,912, a decrease of $65,710 compared to the three months ended June 30, 2018 when the net loss was $128,622. The decrease was primarily the result of the absence of tax penalty in 2019, partially offset by increase in operating expenses.

Six Month Period Ended June 30, 2019 Compared to the Six Month Period Ended June 30, 2018

Revenue

For the six months ended June 30, 2019, we have generated revenue of $43,419 compared with $0 for the same period in 2018. The increase was mainly attributed to computer consulting services provided to a client.

Cost of Revenue

For the six months ended June 30, 2019, we have cost of revenue of $31,938 compared with $0 for the same period in 2018. The increase was mainly attributed to computer consulting services provided to a client.

Operating Expenses

Total operating expenses for the six months ended June 30, 2019 were $129,948, an increase of $34,997, compared to the six months ended June 30, 2018 when total operating expenses were $94,951. The increase was primarily due to increase in SEC reporting fees.

Net Loss

The net loss for the six months ended June 30, 2019 was $118,435, a decrease of $46,547 compared to the six months ended June 30, 2018 when the net loss was $164,982. The decrease was primarily the result of the absence of tax penalty in 2019, partially offset by increase in operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2019, we had a working capital deficit of $602,463, an increase of $117,551 compared to our working capital deficit of $484,912 on December 31, 2018. The increase was primarily attributed to the increase of advance from the shareholder Joseph Ho (“Mr. Ho”) for operating expenses and the decrease of cash and cash equivalent.

Cash Flows From Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2019 was $131,310, compared to $109,181 for the six month period ended June 30, 2018. The increase of $22,129 was primarily a result of accounts payable and accrued liabilities during the period, partially offset by decrease in net loss.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $79,439 during the six month period ended June 30, 2019 compared to $70,015 in the three month period ended June 30, 2018. The increase was due to an increase in advances from shareholder.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2019 of $656,864, a net loss for the six months ended June 30, 2019 of $118,435 and net cash used in operating activities for the six months ended June 30, 2019 of $131,310. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to the following material weaknesses and significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNION BRIDGE HOLDINGS LIMITED

Dated: August 6, 2019	By:	/s/ Joseph Ho
	Name:	Joseph Ho
	Title:	Chief Executive Officer

Dated: August 6, 2019	By:	/s/ Kenny Chow
	Name:	Kenny Chow
	Title:	Chief Financial Officer

