Form 10-Q
period 2019-09-30
UNION BRIDGE HOLDINGS LTD.
filed 2019-11-12
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2019

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

As of November 12, 2019, 241,146,887 shares of the registrant’s common stock, par value $0.001, were issued and outstanding.

UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalent	$19,549	$97,870
Prepaid expenses and deposits	35,080	58,662
Total Current Assets	54,629	156,532
TOTAL ASSETS	$54,629	$156,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	152,027	128,183
Due to related parties	825,230	513,261
Total Current Liabilities	977,257	641,444
TOTAL LIABILITIES	977,257	641,444

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 241,146,887 and 53,600,000 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	241,147	53,600
Accumulated deficit	(1,166,008)	(538,429)
Accumulated other comprehensive income (loss)	2,233	(83)
Total Stockholders’ Deficit	(922,628)	(484,912)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,629	$156,532

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues - related party	$21,760	$-	$65,179	$-
Cost of Revenue	(16,000)	-	(47,938)	-
Gross profit	5,760	-	17,241	-

Operating Expenses
General and administrative expenses	221,366	22,695	346,710	39,481
Professional fees	110,580	52,925	115,183	131,090
Total operating expenses	331,945	75,620	461,893	170,571
Loss from operations	(326,186)	(75,620)	(444,652)	(170,571)
Other income (expense)
Interest income	5	13	37	20
Consultancy income	-	1,274	-	1,274
Tax penalty	(371)	(386)	(371)	(70,424)
Sundry expenses	(135)	-	(135)	-
Total other income (expense)	(501)	901	(469)	(69,130)
Loss before taxes	(326,687)	(74,719)	(445,121)	(239,701)
Income tax	-	-	-	-
Net loss	$(326,687)	$(74,719)	$(445,121)	$(239,701)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,432	(254)	2,316	(62)
Total comprehensive loss	(325,254)	(74,973)	(442,805)	(239,763)
Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	67,869,872	53,600,000	58,391,344	53,600,000

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended September 30, 2019 and 2018:

				Accumulated Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income	Total

Balance, June 30, 2019	53,600,000	$53,600	$(656,863)	$801	$(602,462)
Issue of shares for acquisition of subsidiaries	187,546,887	187,547	(182,458)	-	5,089
Net loss	-	-	(326,687)	-	(326,687)
Foreign currency translation gain	-	-	-	1,432	1,432
Balance, September 30, 2019	241,146,887	$241,147	$(1,166,008)	$2,233	$(922,628)

				Accumulated Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance, June 30, 2018	53,600,000	$53,600	$(414,225)	$192	$(360,433)
Net loss	-	-	(74,719)	-	(74,719)
Foreign currency translation loss	-	-	-	(254)	(254)
Balance, September 30, 2018	53,600,000	$53,600	$(488,944)	$(62)	$(435,406)

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

(UNAUDITED)

For the nine months ended September 30, 2019 and 2018:

				Accumulated Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance, December 31, 2018	53,600,000	$53,600	$(538,429)	$(83)	$(484,912)
Issue of shares for acquisition of subsidiaries	187,546,887	187,547	(182,458)	-	5,089
Net loss	-	-	(445,121)	-	(445,121)
Foreign currency translation gain	-	-	-	2,316	2,316
Balance, September 30, 2019	241,146,887	$241,147	$(1,166,008)	$2,233	$(922,628)

				Accumulated Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2017	53,600,000	$53,600	$(249,243)	$-	$(195,643)
Net loss	-	-	(239,701)	-	(239,701)
Foreign currency translation loss	-	-	-	(62)	(62)
Balance, September 30, 2018	53,600,000	$53,600	$(488,944)	$(62)	$(435,406)

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(445,121)	$(239,701)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related parties	181,354	66,116
Changes in operating assets and liabilities:
Prepaid expenses and deposits	23,582	(56,137)
Accounts payable and accrued liabilities	23,844	72,246
Net Cash Used in Operating Activities	(216,341)	(157,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	151,064	180,522
Repayment to related parties	(15,360)	-
Net Cash Provided By Financing Activities	135,704	180,522
Effects on changes in foreign exchange rate	2,316	(62)
Net change in cash and cash equivalents	(78,321)	22,984
Cash and cash equivalents, beginning of period	97,870	62,158
Cash and cash equivalents, end of period	$19,549	$85,142
Supplemental cash flow information
Interest received	$37	$20
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing and investing transactions
Common stock issued for acquisition of subsidiaries	$187,547	$-

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On May 25, 2018, UC established Sino Silver (Qianhai) Holdings Ltd. (“Sino Silver Qianhai”), a wholly owned entity in the PRC, to engage in the provision of elderly home care services, to establish senior care centers and to provide community services. As of September 30, 2019, UC and Sino Silver Qianhai are ready to be engaged in the business activities of the Company.

On September 20, 2018, Sino Silver Qianhai established Sino Sliver (Beijing) Elderly Service Ltd. (“Sino Silver Beijing”) in the PRC, to engage in the provision of elderly home care services, to establish senior care centers and to provide community services in Beijing region. As of September 30, 2019, Sino Silver Beijing are ready to be engaged in the business activities of the Company.

On December 27, 2018, the Company’s subsidiary UC established Sino Silver (Zhuhai Hengqin) Elderly Service Limited (“Sino Silver Zhuhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. As of September 30, 2019, Sino Silver Zhuhai are ready to be engaged in the business activities of the Company.

On September 24, 2019, the Company entered into a share exchange agreement (the “SEA”) with Conperin Group Inc. (“Conperin”) and Conperin’s shareholders whereby the Company issued 187,546,887 new common shares in exchange for all of the issued and outstanding common shares of Conperin, which totaled 2,500,000. Conperin is a private limited liability company, incorporated and domiciled in the British Virgin Islands. The Company and Conperin were under common control before the acquisition; therefore, the transaction has been accounted for as business combination under common control in accordance to ASC-805-30-5, in which the assets and liabilities of Conperin have been presented at their carrying values at the date of common control on March 12, 2019.

On March 12, 2019, Conperin established Circle YY Technologies Inc., a limited company incorporated in the British Virgin Islands (“Circle BVI”). Circle BVI’s principal business activity is investment holding.

On March 27, 2019, Conperin established Circle YY Technologies Limited, a limited company incorporated in Hong Kong (“Circle HK”). Circle HK’s principal business activity is development of website and mobile apps to promote positive communication between the elders and young people.

On September 27, 2019, Conperin established Circle YY International Inc., a limited company incorporated in the British Virgin Islands (“Circle International”). As of September 30, 2019, Circle International are ready to be engaged in the business activities of the Company.

On November 6, 2019, the Company disposed of UB Trading and Sino Silver Qianhai.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $445,121 for the nine months ended September 30, 2019. As of September 30, 2019, the Company had an accumulated deficit of $1,166,008, working capital deficit of $922,628, and stockholders’ deficit of $922,628; its net cash used in operating activities for the nine months ended September 30, 2019 was $216,341.

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

The Company’s controlling shareholder and Chief Executive Officer has provided a personal guarantee of loan that he would provide to the Company of up to $1 million for investment and working capital purposes. Management believes this guarantee should be considered a material event in executing its overall plan described in the foregoing.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

When used in these notes, the terms “Union Bridge,”Company,” “we,” “us” and “our” mean Union Bridge Holdings Limited and all entities included in our unaudtied interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.

Basis of Consolidation

These unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), UB, PC, WH, UB Trading, UC, Sino Silver Qianhai, Sino Silver Beijing, Sino Silver Zhuhai, Conperin, Circle BVI, Circle HK and Circle International . All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The functional currency of FC, PC, WH and UB is U.S. dollar; the functional currency of UB Trading, Sino Silver Qianhai, Sino Silver Beijing and Sino Silver Zhuhai is Chinese Renminbi (“RMB”); and the functional currencies of UC, Conperin, Circle BVI, Circle HK and Circle International is the Hong Kong dollar (“HKD”).

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	September 30,	December 31,
	2019	2018
Spot RMB: USD exchange rate	$0.1399	$0.1454
Average RMB: USD exchange rate	$0.1458	$0.1451
Spot HKD: USD exchange rate	$0.1280	$0.1280
Average HKD: USD exchange rate	$0.1280	$0.1278

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

Revenue recognition

The Company adopts ASC606 “Revenue Recognition”, and recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The adoption of ASC 842, did not have a material effect on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2019	December 31, 2018
Accounts payable	$39,015	$-
Accrued charges	113,013	128,183
	$152,027	$128,183

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the nine months ended September 30, 2019, the Company received net advances from the Company’s director, who is also our CEO and majority shareholder, and Union Glory Gold Holdings Limited (“Union Glory”), a Company controlled by our CEO of $151,064.

As of September 30, 2019 and December 31, 2018, the balances owed to the related parties totaled $825,230 and $513,261, respectively.

For the nine months ended September 30, 2019, the Company has provided computer services to Union Glory Gold Holdings Limited and earned a service income of $65,179. Union Glory Gold Holdings Limited is under the control of the Company.

On September 24, 2019, the Company entered into a share exchange agreement (the “SEA”) with Conperin Group Inc. (“Conperin”) and Conperin’s shareholders whereby the Company issued 187,546,887 new common shares in exchange for all of the issued and outstanding common shares of Conperin, which totaled 2,500,000. Conperin is a private limited liability company, incorporated and domiciled in the British Virgin Islands. The Company and Conperin were under common control before the acquisition. Among the 187,546,887 new common shares, 131,282,821 shares were issued to our CEO and Director of the Company, and 56,264,066 shares were issued to a Director of the Company.

The Company’s principal executive offices are located in Hong Kong. The office premises were provided by Company’s controlled by our CEO at no charge to the Company.

The Company is subject to the risk that if the related parties do not continue to provide services and advances to fund the company’s operations or expansion, or if those related parties demand immediate repayment, the Company may become insolvent.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 1,000,000,000 shares of Common Stock, par value $0.001 per share, and 20,000,000 of Preferred Stock, par value $0.001 per share.

Common stock

During the period ended September 30, 2019, the Company issued Common Stock as follows:

•	On September 24, 2019, in connection with the Exchange with Conperin (see Notes 1 and 3), the Company issued 187,546,887 shares of Common Stock.

As of September 30, 2019 and December 31, 2018, 241,146,887 and 53,600,000 shares of Common Stock were issued and outstanding, respectively.

NOTE 6 – CONCENTRATION RISK

During the nine months ended September 30, 2019, 100% of the revenue of $65,179 was received from a single client, who is a related party to the Company.

NOTE 7 - SUBSEQUENT EVENTS

On November 6, 2019, the Company disposed UB Trading and Sino Silver Qianhai to an unrelated party at no consideration. A loss of disposal of approximately $1,800 was incurred.

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

Overview

We were incorporated under the laws of the State of Nevada on May 6, 2014 under the name Costo, Inc. to engage in the business of distributing automobile parts and components necessary for the maintenance and repair of automobiles and specialty equipment, including construction and road machinery, principally in China, Europe and certain Commonwealth of Independent States countries. We changed our name to Union Bridge Holdings Limited on May 23, 2016 in connection with our expanded business plan under which we determined to expand operations into including but not limited to high technology, health care, healthy and high quality life style industry. We never achieved any revenues from our automobile and specialty equipment business and during the fourth quarter of 2017 we determined to discontinue that area of business.

Recent Development

On February 2, 2018, the Company’s subsidiary Union Beam Investment Limited (“UB”) established Qianhai Lianqiao Investment Consulting (Shenzhen) Company Limited, renamed as Union Beam Trading (Shenzhen) Limited (“UB Trading”), a wholly foreign owned entity in the People’s Republic of China (“PRC”), to engage in the sale of healthcare products and services. On November 6, 2019, the Company disposed UB Trading to an unrelated party at no consideration.

On May 25, 2018, our subsidiary, Union Care Investment Limited in Hong Kong (“UC”) established Sino Silver (Qianhai) Holdings Ltd. (“Sino Silver Qianhai”), a wholly owned entity in the PRC, to engage in the provision of elderly home care services, to establish senior care centers and to provide community services. As of September 30, 2019, UC is ready to be engaged in the business activities of the Company. On November 6, 2019, the Company disposed Sino Silver Qianhai to an unrelated party at no consideration. A loss of approximately $1,800 incurred in connection with the disposal of UB Trading and Sino Silver Qianhai.

On December 27, 2018, the Company’s subsidiary UC established Sino Silver (Zhuhai Hengqin) Elderly Service Limited (“Sino Silver Zhuhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. As of September 30, 2019, Sino Silver Zhuhai is ready to be engaged in the business activities of the Company.

On September 24, 2019, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), with shareholders of Conperin Group Inc., a British Virgin Islands company, who together own shares constituting 100% of the issued and outstanding ordinary shares Shares of Conperin Group Inc. Pursuant to the terms of the Purchase Agreement, the shareholders of Conperin Group Inc. transferred to us all of their shares of Conperin Group Inc. in exchange for the issuance of 187,546,887 shares of our common stock (the “Stock Purchase”). As a result of the Stock Purchase, we are now a holding company, is engaged in providing technology in digital media industry, including developing a branded social network and e-commerce app platform aiming to promote a high quality of life for families and seniors by using artificial intelligence, blockchain and cognitive e-commerce technology in China, Hong Kong and Asia Pacific. As a result of the consummation of the Stock Purchase, we are no longer a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

We develop and operate CircleYY, a mobile-based social networking and premium e-commerce app and website platform that will also use impactful editorial content to promote a balanced quality of life for families and seniors aged 50 and above by understanding their behavior, tastes and needs. The platform enables users around the world to share family stories, build meaningful interactions between 50+ users and their family members, discover and buy fashion, beauty and other daily accessories products. We connect people and facilitate human interactions based on cities, interests and a variety of activities including pictures and short videos.

The launch of CircleYY is planned to take place at the end of December 2019. Within the first quarter of 2020, we are planning to build a user base of 100,000, rising to 500,000 by the end of 2020.

Our CircleYY mobile application can be downloaded and used free of charge, and we will generate our revenues from the various services we offer on our platforms, dedicated to a 50+ client base and their families: (i) collaborations with brands and users on the creation of premium content (ii) the sale of advertising on our social media platform (iii) the sale of third-party branded items, mainly fashion, beauty, daily accessories and services on our e-commerce platform.

As a global platform, CircleYY will target a global audience with content designed for universal appeal amongst family members, notably 50+, along with a local focus for marketing campaigns. The initial opening market will be Hong Kong SAR, followed by similar markets in the Asia-Pacific area and subsequently Europe and North America.

On September 27, 2019, our wholly-owned subsidiary Conperin Group Inc. established Circle YY International Inc., a limited company incorporated in the British Virgin Islands (“Circle International”), to engage in new business when any suitable business opportunity arises. As of September 30, 2019, Circle International is ready to be engaged in the business activities of the Company.

On November 11, 2019, our subsidiary Circle YY Technologies Limited launched its unique ecosystem technology covering social networking, content and e-commerce.

CircleYY’s Management Team

As one of our wholly owned subsidiaries, CircleYY has a professional and experienced senior management team with a proven track record:

Joseph Ho is one of the co-founders of CircleYY. A visionary leader and management, he has solid experience in a wide range of businesses in including mining, trading and real estate.

Shan Ho is the co-founder and chief executive officer of CircleYY Technologies Inc., our wholly-owned subsidiary through Conperin Group Inc., which is a social networking and e-commerce startup Previously, from 2013 to 2017 Mr. Shan Ho served as a director and chief executive officer at 2377547 Ontario Inc., operating as Roll Play Café, a company based in Canada. and was in charge of the brand development, corporate strategy, audit readiness, and general management.

Anthony Leung, Circle YY’s chief technology officer, has over twenty years’ experience in information technology research and development and management experience in publicly-listed companies, such as Payease Corp.

Kevin Hin, Circle YY’s chief marketing officer, has 15 years of experience in sales and marketing, notably in the fashion and luxury retail sectors. From 2012 to 2018, he was the Deputy Sales Director of the APM Monaco jewellery brand.

By combining CircleYY’s management’s capability in implementing growth strategies and in-depth knowledge in the digital media industry, we believe that the Company is poised to capture potential market opportunities in social networking and e-commerce segments.

RESULTS OF OPERATIONS

We are a company providing high technology platform to promote health care, healthy and high quality life style or providing any other businesses and services when opportunities arise. We have generated revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital for business expansion and to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three and nine months ended September 30, 2019 and 2018. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three Month Period Ended September 30, 2019 Compared to the Three Month Period Ended September 30, 2018

Revenue

For the three months ended September 30, 2019 and 2018, we have generated revenue of $21,760 compared with $0 for the same period in 2018. The increase was mainly attributed to revenue from computer service provided by us to Union Glory Gold Holdings Limited, one of our related parties.

Cost of Revenue

For the three months ended September 30, 2019, we had cost of revenue of $16,000 compared with $0 for the same period in 2018.

Operating Expenses

Total operating expenses for the three months ended September 30, 2019 were $331,945, an increase of $256,325, compared to the three months ended September 30, 2018 when total operating expenses were $75,620. The increase was primarily due to increases in salaries and wages and professional fees for audit services.

Net Loss

The net loss for the three months ended September 30, 2019 was $326,687, an increase of $251,968 compared to the three months ended September 30, 2018 when the net loss was $74,719. The increase was primarily the result of the increase of operating expenses.

Nine Month Period Ended September 30, 2019 Compared to the Nine Month Period Ended September 30, 2018

Revenue

For the nine months ended September 30, 2019, we have generated revenue of $65,179 compared with $0 for the same period in 2018. The increase was mainly attributed to revenue from computer service provided by us to Union Glory Gold Holdings Limited, one of our related parties.

Cost of Revenue

For the nine months ended September 30, 2019, we have cost of revenue of $47,938 compared with $0 for the same period in 2018. The increase was mainly attributed to the increase of revenue.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2019 were $461,893, an increase of $291,322, compared to the nine months ended September 30, 2018 when total operating expenses were $170,571. The increase was primarily due to increases in salaries and wages and professional fees for audit services.

Net Loss

The net loss for the nine months ended September 30, 2019 was $445,121, an increase of $ 205,420 compared to the nine months ended September 30, 2018 when the net loss was $239,701. The increase was primarily the result of the increase in operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2019, we had a working capital deficit of $922,628, an increase of $437,716 compared to our working capital deficit of $484,912 on December 31, 2018. The increase was primarily attributed to net loss of $445,121.

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $216,341, compared to $157,476 for the nine months ended September 30, 2018. The increase of $58,865 was primarily a result of increases in net loss, partially offset by increase in expenses paid by related parties.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $135,704 during the nine months ended September 30, 2019 compared to $180,522 in the nine months ended September 30, 2018. The decrease was mainly due to increase in expenses paid by related parties categorized under cash flows from operating activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our executive officers and principal shareholders, including Joseph Ho. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our business expansion and potential acquisitions over the next twelve months. We have no lines of credit or other bank financing arrangements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) the acquisition of businesses in the health-related industry; (ii) acquisition of inventory; (iii) developmental expenses associated with a start-up business; and (iv) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit of $1,166,008, working capital deficit of $922,628 and stockholders’ deficit of $922,628 at September 30, 2019, a net loss for the nine months ended September 30, 2019 of $445,121 and net cash used in operating activities for the nine months ended September 30, 2019 of $216,341. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the following material weaknesses and significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Stock Purchase we issued an aggregate of 187,546,887 shares of our common stock to Joseph Ho and Shan Ho, who are the shareholders of Conperin Group Inc. We received in exchange from those shareholders 2,500,000 ordinary shares of Conperin Group Inc., representing 100% of the issued and outstanding shares of Conperin Group Inc., which exchange resulted in Conperin Group Inc. becoming our wholly-owned subsidiary. We relied on the status of the shareholders as non-US persons, in claiming an exemption from registration of the shares under Regulation S promulgated under the Securities Act.

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

UNION BRIDGE HOLDINGS LIMITED

Dated: November 12, 2019	By:	/s/ Joseph Ho
	Name:	Joseph Ho
	Title:	Chief Executive Officer

Dated: November 12, 2019	By:	/s/ Kenny Chow
	Name:	Kenny Chow
	Title:	Chief Financial Officer

