Form 10-K
period 2019-12-31
UNION BRIDGE HOLDINGS LTD.
filed 2020-03-10
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2019

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

Provide a copy of communications to:

Loeb & Loeb LLP
345 Park Avenue, New York, New York 10154
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,668,221 based on the closing sale price of the registrant’s common stock on June 30, 2019 of $0.21 per share.

As of March 10, 2020, 241,146,887 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Union Bridge Holdings Limited

Form 10-K
December 31, 2019

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

The Company incorporated two new wholly owned subsidiaries in the British Virgin Islands: 1.) Phoenix Creation Global Limited (“PC”) on October 26, 2017 and 2.) Windsor Honour Limited (“WH”) on October 30, 2017, respectively. These subsidiaries were formed with the intent to sell healthcare products and services to seniors and individual with disabilities. The Company procured samples of motorized wheelchairs, as the first product in an expected of a portfolio of products targeted at this market.

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

On September 20, 2018, Sino Silver Qianhai and UB established Sino Sliver (Beijing) Elderly Service Ltd. (“Sino Silver Beijing”) in the PRC to engaging elderly home care services, operate senior care centers and provide community services in the Beijing region. Due to the disposal of Sino Silver Qianhai and UB Trading to an unrelated party in November 6, 2019, Sino Silver Beijing is no longer the Company’s subsidiary.

On December 27, 2018, the Company’s subsidiary UC established Sino Silver (Zhuhai Hengqin) Elderly Service Limited “(Sino Silver Zhuhai”), a wholly owned entity in the PRC engaging the elderly home care services, senior care centers and community services. On December 17, 2019, the Company disposed Sino Silver Zhuhai to an unrelated party.

A loss of approximately $7,662 incurred in connection with the disposal of UB Trading, Sino Silver Qianhai and Sino Silver Zhuhai.

Restructuring

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

As a global platform, CircleYY is expected to target a global audience with content designed for universal appeal amongst family members, notably 50+, along with a local focus for marketing campaigns. The initial opening market is intended to be Hong Kong SAR, followed by similar markets in the Asia-Pacific area and subsequently Europe and North America.

On September 27, 2019, our wholly-owned subsidiary Conperin Group Inc. established Circle YY International Inc., a limited company incorporated in the British Virgin Islands (“Circle International”), to engage in new business when any suitable business opportunity arises. As of December 31, 2019, Circle International is ready to be engaged in the business activities of the Company.

On November 11, 2019, our subsidiary Circle YY Technologies Hong Kong Limited, which operates our CircleYY platforms, launched its unique ecosystem technology covering social networking, content and e-commerce.

Material Commitments

Chang Mai Project

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

Industry and Market Overview

The pace of population ageing around the world is growing faster than at any time in the past. According to the World Health Organization, the proportion of the world’s population over 60 years will nearly double from 12% to 22% between 2015 and 2050. A longer life brings with it opportunities, not only for older people and their families, but also for societies as a whole. Additional years provide the chance to pursue new activities such as further education, a new career or pursuing a long- neglected passion. Older people also contribute in many ways to their families and communities. Yet the extent of these opportunities and contributions depends heavily on two factors: their health and their quality of life.

According to the Hong Kong Census and Statistics Department (report no.67, June 2019), between 2016 and 2018, smartphone users aged over 65 increased by 35%. 95% of internet users aged over 65 used the internet for online social activities. Retirees spent an average of 7.1 hours per week for online social activities and this number is increasing. There is still a strong margin of progression for e-commerce use: only 37% of the aged 45-54 population bought online in the last 12 months, so did 18.4% of the aged 55-64 population and 2.8% of the aged over 65 population. This means there are already 325,100 online shoppers in the 50+ group: the total catchment audience in Hong Kong SAR of adult users is around 1.2 million users.

Corporate Structure

Our current corporate structure is set forth below:

Our Competitive Strengths

We believe that we have the following key competitive strengths:

●
First-mover advantages and strong brand recognition. There are plenty of social networks and e-commerce platforms but we believe that CircleYY will be the first to combine these two components along with a consistent theme, that of building a family lifestyle with positive values and empowering the 50+ population. Combined with a brand that boldly showcases the company values, this delivers a clear first mover advantage that we expect to quickly provide strong brand recognition amongst the target audience.

●
User-friendly website and app design. We have designed and developed our app and website with a sleek and user-friendly interface, which can support visitors and branded products for sale on our e-commerce platform. Simplicity and accessibility are extremely important factors given our target user audience, which includes people aged above 50+ who will appreciate ease of use.

●	A strong technology back office. Our technology team has built a back office that uses the latest advances to create a strong data analytics function.

-
Artificial intelligence powered e-commerce and data analytics. This enables to track the popularity of editorial articles, e-commerce products, photos, videos, advertisements and have a deeper understanding of the preferences of our visitors, followers and online shoppers.

	-	Blockchain technology is used for both payment security, transaction tractability and product authenticity.

	-	Cognitive computing helps to improve the user experience, a very important factor when catering for 50+ users.

	-	Organic data collection will help the system keep learning and improving in order to serve the users.

●
Advanced technology to provide efficient and scalable service to meet future user growth. The CircleYY vertical social eCommerce platform is built in microservices architecture. The platform is fully modularized, which enables us to easily upgrade each microservice** module without any effect on another part of the system. While we design the API (application programming interface) by using the RESTful*** standard, we have built an implement API gateway with GraphQL, which makes our agile software development even faster.

●
Appealing fun and interactive loyalty program. We believe that it is important to ensure that our users join the app but also return afterwards. To that effect, an entertaining loyalty system based on gamification processes and interaction between users has been put into place to reward and incentivize repeat users.

●
Experienced management team with a proven track record. We have a professional and experienced senior management team with a proven track record. Shan Ho, CircleYY’s CEO and founder, has vast experience as a start-up entrepreneur. Chris Zhang is our Chief Operating Officer, a senior technology business management executive and specialist software development engineer with over a 10+ successful international track record extending nationally across China, through South East Asia to Europe. By combining our management’s capability in implementing growth strategies and our in-depth knowledge in the digital media industry, our management team is well suited to capture potential market opportunities in social networking and e-commerce segments.

Our Initial Target End Users and Acquisition

Our user target group is comprised of families and users aged 50 and above, both active and retired. We expect that these user groups will be a major target of our editorial content which will aim to create a new market standard in terms of a healthy, positive quality of life for 50+ users and stimulate them to stay active, whilst staying connected to current trends. Users will also be encouraged to post content on the social media feed and share their expertise in certain fields (business, crafts, cooking, hiking, travel experiences etc) in order to inspire others whilst becoming key opinion leaders (KOLs).

Growth Strategy

Our objectives are to build and consolidate our position as one of the most innovative social networking and e-commerce platforms and to achieve rapid but sustainable growth. We intend to achieve these objectives by implementing the following strategies, although there is no guarantee that our growth plan will be successful:

Internationally expanding our e-commerce platform

We intend to expand our platform in order to facilitate penetration into different markets and build a global brand. To achieve this goal, we intend to further customize our digital media platform to cater for visitors from different parts of the world with different language preference. After launching with an initial marketing strategy based around Hong Kong SAR, we will expand to other regional cities with sizeable English language speaking demographics, such as Singapore, Kuala Lumpur, and Manilla, and countries before targeting other global destinations, notably Europe and North America.

Increasing CircleYY branded products

We intend to add new CircleYY branded products, notably in the technology and lifestyle fields, in order to create a strong brand image and provide accessible items that will be ideal gifts to 50+ users.

Enhancing the fun and interactive loyalty program

We intend to add new features to our loyalty program in order to attract more users, notably via a gamification process.

Promoting our CircleYY Brand name to attract a wider customer base and increase consumer loyalty

Enhancing our brand name in the industry will allow us to solidify and broaden our customer base by growing market awareness of our products. We intend to seek partnerships with well-known premium fashion and lifestyle brands for the e-commerce component, which we believe will help position CircleYY as the ideal platform when it comes to purchasing gifts for and showing appreciation to 50+ users.

Collaborating with leading Non-Governmental Orgnizations to promote common values and corporate social responsibilities.

CircleYY promotes positive values such as an improved quality of life for 50+ people, bringing together families irrespective of generations and distance and generally positive change in the mindset of society. As such its values are aligned with several global non-governmental organisations and campaigns, such as the Junior Chamber International or the United Nations Sustainable Development Goals. CircleYY intends to seek partnerships with like-minded corporations

Our CircleYY App Platform

The CircleYY platform, aiming at revolutionizing intergenerational relationships by becoming the first family focused vertical social network platform, includes the CircleYY mobile application and a variety of related properties, features, functionalities, tools and services that we intend to provide to users, customers and platform partners. The CircleYY mobile application, which is available on Android and iOS platforms, enables users to share family stories, build meaningful interactions between seniors and their family members, discover and buy fashion, beauty and other daily lifestyle products and services. We connect people and facilitate interactions based on location, interests and a variety of activities including pictures and short videos. CircleYY offers a personal and lively way for users of all ages to get to know their family members better and enables 50+ users to meet like-minded people. It facilitates connecting, communicating, interacting, and content sharing with others. CircleYY features various social networking features, including uploading functions, pictures and short video services, hobby groups, a private family network and other live interactive experiences. CircleYY’s social features are increasingly integrated with video and audio functions to offer more fun and entertaining contents and to enhance and encourage social interactions between users. On December 2019, CircleYY launched its website (www.circleyy.com) and the CircleYY mobile application expects to be launched around mid-2020.

Key features and functionalities offered by the CircleYY mobile platform include the following:

Follow functions

The Follow tab aggregates content that a user chooses to follow and video content our algorithm “thinks” the user might want to follow based on our data analytics. There are two subsections within the tab. The “Follow” section under the Follow tab contains a stream of feeds created by people followed by the user while the “Recommended” section features popular short video content that our recommendation engine, based on our data analytics, believes the user might like or suggests the user to follow. The algorithm of the recommendation engine computes and makes recommendations based on a variety of factors including users’ personal preferences as well as the overall popularity of a specific short video clip.

Family and group functions

Our application allows users to create and/or participate in family groups and social groups created across points of interest. Each group is given a shared CircleYY discussion page on which group members can discuss their common interests, post their photos, exchange messages and organize other online and offline events. Individuals can connect with each other regarding common interests.

User Profile Page

If a user is interested in finding out more about another user on our platform, he or she can review the User Profile page, which is a function that we offer to provide a quick snapshot of a user. Information featured on this page includes profile pictures, account status such as activeness, popularity, the user’s historical posts and videos shared as well as the broadcasters.

Our Website - CircleYY.com

Our website CircleYY.com has been launched in December 2019 which provides a platform for the publication of news and articles that update our followers and visitors about the latest lifestyle trends for 50+ users, notably with articles or videos about fashion, footwear, entertainment, music, lifestyle, technology and design. We expect to bring to our followers and visitors the latest trends in fashion, lifestyle, culture and music, that interest our senior users and their family member followers and visitors. Our content is updated on a continuous basis. It will also have similar family network, e-commerce and social network functions to the mobile app.

Our CircleYY Store

CircleYY caters to consumers’ ever-growing demand for high-quality products and premium shopping experience. We have positioned CircleYY as a trusted platform for senior consumers and their family members. CircleYY is intended to be the partner of choice for brands. Brands and retailers are expected to operate their own flagship stores on the CircleYY platform with unique brand identities and look and feel, accompanied by full control over their own branding and merchandising. We seek to build our mind-share among consumers to position CircleYY as the premier shopping destination for premium items, highlighting value and convenience for senior people and their families. We plan to strengthen consumer recognition of CircleYY’s value proposition in consumer products through promotional events and strategic partnerships.

Our Digital Content

As an operator of social networking and e-commerce platforms, we view content management and monitoring as a critical part of our operations. We monitor and screen user information and user generated content against a spam list, which is a list of content and behaviors that we have determined are likely to be indicative of inappropriate or illegal content or illegal activities. Additionally, our users can also easily report fraud if they come across suspicious content, and each user complaint is processed by our content management and monitoring system.

Our editorial teams follow the latest trends in fashion, lifestyle, culture and music and gather information from various sources. Our editors select and present news and events which appeal to families and people of 50+ through our editorial experience and knowledge in the fashion and digital media industries. When appropriate, our editors also seek to verify information gathered by conducting independent research or interviews with third-parties. Through our rigorous curation and review process, our editors seek to report and produce digital content such as articles and videos that are most relevant and interesting to our audience. We utilise data analytics to track the popularity of articles such that our editorial teams are able to choose better content that is suitable for different user groups according to their preferences.

Our Services and Products

We currently generate revenues primarily from value-added service, mobile marketing services, and other services.

Value-added Service

Our value-added service primarily consists of subscription services that provide paying users with features and functions for better user-friendly experience on CircleYY. We provide enhanced membership privileges to CircleYY users who subscribe to our membership package by paying membership fees.

Mobile Marketing Services

We seek to provide advertising and marketing solutions to enable our customers to promote their brands and conduct effective marketing activities. We provide our customers with analytical tools to enable them to track and improve the effectiveness of their marketing campaigns on our platform. Our advertising and marketing customers include brand marketers, local merchants, application developers and publishers as well as other small and medium-sized businesses and individuals. Our mobile marketing services currently include the following:

In-feed marketing solutions.

We offer advertising units that appear as feeds on the CircleYY social platform features. We offer advertising units in various formats, including text-based content, pictures, video clips and function that enables direct application downloads. In addition, our advertising system also allows customers to target certain cohorts of users based on their geographic locations, gender, age, type of mobile operating systems and some other parameters. Our customers can use a combination of the various formats and targeting capabilities to create their marketing campaigns more effectively.

Display ads.

We offer a variety of marketing products in display format, including full screen banner ads that appear before the application is loaded, banners on frequently visited pages and other sponsored images displayed elsewhere within our application. Unlike the in-feed ad units, the display ad units are not sold through the bidding system.

We also offer integrated marketing packages that include multiple advertising units such as feeds, banners, video ads and sponsorships in order to serve a broader sets of marketing objectives of our marketing customers.

Loyalty Program

We believe that it is important to ensure that users join the app but also return afterwards. To that effect, an entertaining loyalty system based on gamification processes and interaction between users has been put into place to reward and incentivize repeat users.

Key Opinion Leaders (KOLs) Services

CircleYY will encourage 50+ users to post videos and other forms of content to the social network in order to boost their lifestyle and share their expertise. To this effect, they will be empowered to become Key Opinion Leaders for the platform and share the values of CircleYY to other users in their age group.

Orange Label Solutions (OLS)

CircleYY offers users new opportunity to grow brand awareness and global expansion to local and international business. We select brands which we believe are aligned with our values. Selected brands will be offered service packages starting from Gold, Platinum to Orange Label Solutions (“OLS”). Our first OLS service package, charged on a fixed monthly fee basis, will include 10 SKUs products and model photo shooting, online sales, fulfillment and professional reports. The CircleYY fulfillment offers users fully customizable experience and enables us to control our inventory and warehouse operations.

For Business to Business, OLS provides a one stop service fulfillment to vendors which features lower operation costs, inventory storage space and cost, centralized returns policies and management. With OLS tags, OLS promotes merchants’ brand value. For Business to Customers, OLS creates prestige and unique brand image value and desirable first impression. While we ensure OLS service quality, we provide special box design for easy use and returns.

Other Services

Our other services will include subscriptions to gifting programs for other family members, business gift sales for companies who want to add a special touch for their regular customers and online to offline events that are produced with partner brands. Our other services also includes model photo shooting. We are planning to establish Studio O, a state-of-the-art photography studio, which will also provide for space for multipurpose, including warehouse and fulfillment operations.

Sales and marketing

Digital Media Services

We have a sales and marketing team responsible for sales and marketing activities for the promotion of our digital media services.

Our brand and our CircleYY platforms act as a marketing tool for our company. We continuously post updates on fashion, lifestyle, culture and music on our platforms. Many of our digital media customers learn about us through our platforms.

Members of our sales and marketing team maintain regular contacts with our existing media customers to understand their marketing needs and keep them updated on our advertising products and services. For potential advertising customers, we inform them of our recent developments and achievements by distributing project portfolios and background materials. Our sales and marketing team also attends events organised by brands to broaden the team’s network and provide coverage of these events on our digital media platforms. We constantly look for and identify synergies among various digital publications, social media platforms and apps and devise impactful cross advertising opportunities.

E-commerce Business

Our e-commerce segment primarily engages in the operation of CircleYY store that primarily sells third-party branded clothing, shoes and daily accessories to our customers. We believe that a considerable portion of our e-commerce customers are also followers and visitors to our digital media platforms. The rest of our customers are obtained through our other marketing efforts which include search results returned from search engines and advertisements we place on other websites and on our digital media platforms.

Research and Development

Our research and development efforts focus on product development, architecture and technological infrastructures, as well as the security and integrity of our platform to protect our user data.

Our product development endeavors revolve around continuous innovations to help users discover and make new connections as well as building effective interactions. As our user base continues to expand and consumer behaviors constantly evolve, the social demands from the users become increasingly diversified. We make significant investments in technology to optimize our existing products and services and to develop new ones so that we can expand the social use offerings to satisfy the diversifying user demands.

In addition, we are also investing in building and maintaining the technological infrastructures to support the delivery and usage of our products and services in a fast and efficient manner within a safe and secured environment.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We are in the process of registering 37 trademarks in 12 countries. The source codes and the design architecture are wholly owned by CircleYY. We have also registered 13 domain names, including CircleYY.com.

Competition

As a mobile social networking and e-commerce platform, we are subject to intense competition from providers of similar services, as well as potential new types of online services.

Our competitors may have substantially more cash, traffic, technical, performer and other resources, as well as broader product or service offerings and can leverage their relationships based on other products or services to gain a larger share of marketing budgets from customers. We believe that our ability to compete effectively depends upon many factors, including composition and engagement of our user base, our ad targeting capabilities, market acceptance of our mobile marketing services, our marketing and selling efforts, and the strength and reputation of our brand. We also experience significant competition for highly skilled personnel, including management, engineers, designers and product managers. Our growth strategy depends in part on our ability to retain our existing personnel and add additional highly skilled employees.

Insurance

We do not maintain property insurance, business interruption insurance or general third-party liability insurance, nor do we maintain key-man life insurance.

Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Property

The following table summarizes the location of real property we own or lease.

Item	Address	Leased/Owned

1	Suite 4801, 48/F, Central Plaza, 18	Leased
Harbour Road, Wan Chai, Hong Kong S.A.R.

Employees

As of December 31, 2019, we have 13 full-time employees, 2 in management, 7 of which are in sales and marketing and 4 in technology and R & D.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Generally we enter into a long term standard employment contract with our officers and managers and a long term standard employment contract with other employees. According to these contracts, all of our employees are prohibited from engaging in any activities that compete with our business during the period of their employment with us. Furthermore, the employment contracts with officers or managers include a covenant that prohibits officers or managers from engaging in any activities that compete with our business for two years after the period of their employment

Corporation Information

Our principal executive offices are located at Suite 4801, 48/F, Central Plaza, 18 Harbour Road, Wan Chai, Hong Kong S.A.R. Our telephone number at this address is (852) 2468 3103. Our filings with the Securities Exchange Commission, or SEC, are available free of charge through the SEC website.

Government Regulation

We believe that at the current stage, the field of activity in which CircleYY operates is not subject to any industry-specific government regulations, however we observe strict compliance to all legal frameworks pertaining to our business and activity.

Available Information

We make available, free of charge, or through our Internet website, at
www.ughl-us.com
, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report. Our reports, registration statements and other information can be inspected on the SEC’s website at
www.sec.gov
.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, or Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

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

Since our inception, we have achieved revenues and have suffered recurring losses from operations. We expect to achieve continuous revenues. We had a working capital deficiency of $1,294,297 as of December 31, 2019. Further losses are anticipated in the development of our business. Therefore, our continuation as a going concern is dependent upon our completion of a future financing. However, there is no assurance that we will be successful in completing such a financing. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business and financial condition will be adversely impacted. As a result, there is substantial doubt as to our ability to continue as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2019, refer to the substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We do not have sufficient cash to fund planned operations or meet our obligations for the next 12 months without raising additional funds.

We have a limited operating history in a dynamic market, which makes it difficult to evaluate our future prospects.

The market for social e-commerce platforms is relatively new, highly dynamic and may not develop as expected. Our users, customers and platform partners may not fully understand the value of our services, and potential new users, customers and platform partners may have difficulty distinguishing our services from those of our competitors. Convincing potential users, customers and platform partners of the value of our services is critical to the growth of our user base and the success of our business.

If we fail to educate potential users, customers and platform partners about the value of our services, if the market for our platform does not develop as we expect or if we fail to address the needs of this dynamic market, our business will be harmed. Failure to adequately address these or other risks and challenges could harm our business and cause our operating results to suffer.

If we fail to retain our existing users, further grow our user base, or if user engagement on our platform declines, our business and operating results may be materially and adversely affected.

The size of our user base and the level of our user engagement are critical to our success.

Growing our user base and increasing the overall level of user engagement on our social e-commerce platform are critical to our business. If our user growth rate slows down, our success will become increasingly dependent on our ability to retain existing users and enhance user engagement on our platform. If our CircleYY mobile application is no longer one of the social e-commerce tools that people frequently use, or if people do not perceive our services to be interesting or useful, we may not be able to attract users or increase the frequency or depth of their engagement. A number of factors could negatively affect user retention, growth and engagement, including if:

●	we are unable to attract new users to our platform or retain existing ones;

●	we fail to introduce new and improved services, or if we introduce services that are not favorably received by users;

●	we are unable to combat spam on or inappropriate or abusive use of our platform, which may lead to negative public perception of us and our brand;

●	technical or other problems prevent us from delivering our services in a rapid and reliable manner or otherwise adversely affect the user experience;

●	we suffer from negative publicity, fail to maintain our brand or if our reputation is damaged;

●	we fail to address user concerns related to privacy and communication, safety, security or other factors; and

●	there are adverse changes in our services that are mandated by, or that we elect to make to address, legislation, regulations or government policies.

If we are unable to grow our user base or enhance user engagement, our platform will become less attractive to our users, customers and platform partners, which would have a material and adverse impact on our business and operating results.

Our business is dependent on the strength of our brand and market perception of our brand.

We market our product under the brand “CircleYY.” Our business and financial performance are highly dependent on the strength and the market perception of our brand and services. A well-recognized brand is critical to increasing our user base and, in turn, facilitating our efforts to monetize our services and enhancing our attractiveness to customers. From time to time, we conduct marketing activities across various media to enhance our brand and to guide public perception of our brand and services. In order to create and maintain brand awareness and brand loyalty, to influence public perception and to retain existing and attract new mobile users, customers and platform partners, we may need to substantially increase our marketing expenditures. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect.

Negative publicity may harm our brand and reputation and have a material adverse effect on our business and operating results.

Negative publicity involving us, our users, our management, our social networking platform or our business model may materially and adversely harm our brand and our business. We cannot assure you that we will be able to defuse negative publicity about us, our management and/or our services to the satisfaction of our investors, users, customers and platform partners. Such negative publicity, especially when it is directly addressed against us, may also require us to engage in defensive media campaigns. This may cause us to increase our marketing expenses and divert our management’s attention and may adversely impact our business and results of operations.

Our brand image, business and operating results may be adversely impacted by user misconduct and misuse of our platform.

Our platform allows mobile users to freely contact and communicate with people nearby. Because we do not have full control over how and what users will use our platform to communicate, our platform may be misused by individuals or groups of individuals to engage in immoral, disrespectful, fraudulent or illegal activities. We have implemented control procedures to detect and block illegal or inappropriate content and illegal or fraudulent activities conducted through the misuse of our platform, but such procedures may not prevent all such content from being posted or activities from being carried out. Our business and the public perception of our brand may be materially and adversely affected by misuse of our platform. In addition, if any of our users suffers or alleges to have suffered physical, financial or emotional harm following contact initiated on our platform, we may face civil lawsuits or other liabilities initiated by the affected user, or governmental or regulatory actions against us. As a result, our business may suffer and our user base, revenues and profitability may be materially and adversely affected.

We may incur liability for counterfeit, unauthorized, illegal, or infringing products sold or misleading information available on our platform.

Our platform provides sale channels for reputable brands and online retailers. However, brands’ and online retailers’ measures of safeguarding against counterfeit, unauthorized, illegal, or infringing products sold through e-commerce platforms may not be adequate. Although we have indemnity clauses in most of our contracts with our brands and online retailers, sales could decline and our reputation may be adversely affected. We may be subject to sanctions under applicable laws and regulations if we are deemed to have participated or assisted in infringement activities associated with counterfeit goods, which may include injunctions to cease infringing activities, rectification, compensation, administrative penalties and even criminal liability, depending on the gravity of such misconduct. Furthermore, counterfeit products may be defective or inferior in quality as compared to authentic products and may pose safety risks to consumers. If consumers are injured by counterfeit, unauthorized, illegal, or infringing products sold on our sales and marketing platform, we may be subject to lawsuits, severe administrative penalties and criminal liability. We believe our reputation is extremely important to our success and our competitive position. The discovery of counterfeit, unauthorized, illegal, or infringing products sold on our sales and marketing platform may severally damage our reputation among brand partners, and they may refrain from using our services in the future, which would materially and adversely affect our operations and financial results.

If we fail to keep up with technological developments and evolving user expectations, we may fail to maintain or attract users and customers or generate revenues, and our business and operating results may be materially and adversely affected.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, new product and service announcements, new generations of product enhancements and changing user expectations. Accordingly, our performance and the ability to further monetize the services on our platform will depend on our ability to adapt to these rapidly changing technologies and industry standards, and our ability to continually innovate in response to both evolving demands of the marketplace and competitive services. There may be occasions when we may not be as responsive as our competitors in adapting our services to changing industry standards and the needs of our users. Historically, new features may be introduced by one player in the industry, and if they are perceived as attractive to users, they are often quickly copied and improved upon by others.

Introducing new technologies into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources and often takes many months to complete. We intend to continue to devote resources to the development of additional technologies and services. We may not be able to effectively integrate new technologies on a timely basis or at all, which may decrease user satisfaction with our services. Such technologies, even if integrated, may not function as expected or may be unable to attract and retain a substantial number of mobile device users to use our CircleYY mobile application. Our failure to keep pace with rapid technological changes may cause us to fail to retain or attract users or generate revenues, and could have a material and adverse effect on our business and operating results.

Privacy concerns relating to our services and the use of user information could negatively impact our user base or user engagement, or subject us to governmental regulation and other legal obligations, which could have a material and adverse effect on our business and operating results.

We collect user profile, user location and other personal data from our users in order to better understand our users and their needs and to support our social interest graph engine and our big data analytical capabilities for more targeted services such as interest- or location- based user groups and mobile marketing services. Concerns about the collection, use, disclosure or security of personal information or chat history or other privacy-related matters, even if unfounded, could damage our reputation, cause us to lose users and customers and subject us to regulatory investigations, all of which may adversely affect our business. While we strive to comply with applicable data protection laws and regulations, as well as our privacy policies pursuant to our terms of use and other obligations we may have with respect to privacy and data protection, any failure or perceived failure to comply with these laws, regulations or policies may result, and in some cases have resulted, in inquiries and other proceedings or actions against us by government agencies or others, as well as negative publicity and damage to our reputation and brand, each of which could cause us to lose users and customers and have an adverse effect on our business and operating results.

Any systems failure or compromise of our security that results in the unauthorized access to or release of the data or chat history of our users, customers or platform partners data or chat history could significantly limit the adoption of our services, as well as harm our reputation and brand. We expect to continue expending significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of services we offer and increase the size of our user base.

Our practices may become inconsistent with new laws or regulations concerning data protection, or the interpretation and application of existing consumer and data protection laws or regulations, which is often uncertain and in flux. If so, in addition to the possibility of fines, this could result in an order requiring that we change our practices, which could have an adverse effect on our business and operating results. Complying with new laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

The continuing and collaborative efforts of our senior management and key employees are crucial to our success, and our business may be harmed if we were to lose their services.

We depend on the continued contributions of our senior management, especially the executive officers listed in “Management” section of this report, and other key employees, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could materially harm our business. Competition for qualified talent in the market is intense. Our future success is dependent on our ability to attract a significant number of qualified employees and retain existing key employees. If we are unable to do so, our business and growth may be materially and adversely affected. Our need to significantly increase the number of our qualified employees and retain key employees may cause us to materially increase compensation-related costs, including stock-based compensation.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive and third-party infringements of our intellectual property rights may adversely affect our business.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We may be subject to intellectual property infringement claims or other allegations by third parties for information or content displayed on, retrieved from or linked to our platform, or distributed to our users, which may materially and adversely affect our business, financial condition and prospects.

We may in the future be subject to intellectual property infringement claims or other allegations by third parties for services we provide or for information or content displayed on, retrieved from or linked to our platform, or distributed to our users, which may materially and adversely affect our business, financial condition and prospects.

Companies in the internet, technology and media industries are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of other parties’ rights. The validity, enforceability and scope of protection of intellectual property rights in internet-related industries, are uncertain and still evolving. We face, from time to time, and expect to face in the future, allegations that we have infringed the trademarks, copyrights and other intellectual property rights of third parties, including our competitors, or allegations that we are involved in unfair trade practices. We allow users to upload text, graphics, audio, video and other content to our platform and download, share, link to and otherwise access games and other content on our platform. We have procedures designed to reduce the likelihood that content might be used without proper licenses or third-party consents. However, these procedures may not be effective in preventing the unauthorized posting of copyrighted content. Therefore, we may face liability for copyright or trademark infringement, defamation, unfair competition, libel, negligence, and other claims based on the nature and content of the materials that are delivered, shared or otherwise accessed through our platform.

Defending intellectual property litigation is costly and can impose a significant burden on our management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. Such claims, even if they do not result in liability, may harm our reputation. Any resulting liability or expenses, or changes required to our platform to reduce the risk of future liability, may have a material adverse effect on our business, financial condition and prospects.

User growth and engagement depend upon effective interoperation with mobile operating systems, networks, mobile devices and standards that we do not control.

We make our services available across a variety of mobile operating systems and devices. We are dependent on the interoperability of our services with popular mobile devices and mobile operating systems that we do not control, such as Android, iOS and Windows. Any changes in such mobile operating systems or devices that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. Further, if the number of platforms for which we develop our services increases, which is typically seen in a dynamic and fragmented mobile services market, it will result in an increase in our costs and expenses. In order to deliver high quality services, it is important that our services work well across a range of mobile operating systems, networks, mobile devices and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices and standards. In the event that it is difficult for our users to access and use our services, particularly on their mobile devices, our user growth and user engagement could be harmed, and our business and operating results could be adversely affected.

Our operations depend on the performance of the internet infrastructure and fixed telecommunications networks.

We primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. With the expansion of our business, we may be required to upgrade our technology and infrastructure to keep up with the increasing traffic on our platform. We cannot assure you that the internet infrastructure and the fixed telecommunications networks will be able to support the demands associated with the continued growth in internet usage. If we cannot increase our capacity to deliver our online services, we may not be able to the increases in traffic we anticipate from our expanding user base, and the adoption of our services may be hindered, which could adversely impact our business.

In addition, we have no control over the costs of the services provided by telecommunication service providers. If the prices we pay for telecommunications and internet services rise significantly, our results of operations may be materially and adversely affected. Furthermore, if internet access fees or other charges to internet users increase, some users may be prevented from accessing the mobile internet and thus cause the growth of mobile internet users to decelerate. Such deceleration may adversely affect our ability to continue to expand our user base.

Our business and operating results may be harmed by service disruptions, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.

People use our platform for socializing and information. We may experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our mobile services simultaneously, computer viruses and denial of service, fraud and security attacks. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform or cause us to lose content stored on our platform, which could significantly harm our business and our ability to retain existing users and attract new users.

As the number of our users increases and our users generate more content on our platform, we may be required to expand and adapt our technology and infrastructure to continue to reliably store and analyze this content. It may become increasingly difficult to maintain and improve the performance of our services, especially during peak usage times, as our services become more complex and our user traffic increases. If our users are unable to access CircleYY platform in a timely fashion, or at all, our user experience may be compromised and the users may seek other mobile social networking tools to meet their needs, and may not return to CircleYY or use CircleYY as often in the future, or at all. This would negatively impact our ability to attract users and maintain the level of user engagement.

Future strategic alliances may have a material and adverse effect on our business, reputation and results of operations.

We may in the future enter into strategic alliances with various third parties. Strategic alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the counterparty and an increase in expenses incurred in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have little ability to control or monitor their actions and to the extent strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with such third parties.

We face risks related to health epidemics and natural disasters.

Our business could be adversely affected by the effects of epidemics. In recent years, there have been breakouts of epidemics globally. For example, there has been an outbreak of 2019 novel coronavirus since January 2020 which has resulted in lockdowns implemented in many cities in China. Our business operations could be disrupted if one of our employees is suspected of having H1N1 flu, avian flu or another epidemic, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that the outbreak harms the global economy in general and the mobile internet industry in particular.

We are also vulnerable to natural disasters and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services on our platform.

Risks Associated With Doing Business In Hong Kong

Political consideration of Hong Kong

As Hong Kong is a special administrative region of the PRC, the PRC may, by its political and economic policies, exert influence on the foregoing aspects of Hong Kong. The PRC economy features a high degree of government involvement. In recent years, the PRC Government has implemented various measures to guide the allocation of resources so as to narrow the gaps between economic developments in different regions in the country. We cannot foresee or give any assurance that the PRC Government will not in the near future adopt policies that will adversely affect the political, legal and economic conditions of Hong Kong which may in turn materially affect our business.

Costs of conducting business in Hong Kong

The costs of doing business in Hong Kong is high as compared to its surrounding regions. We rent our office space in Hong Kong. The majority of our workforce is also based in Hong Kong. In view of the high rental price and high labour cost in Hong Kong, our company needs to exercise careful control over our expenditures in these areas. Should we fail to control our costs, the financial performance of our Company may be adversely affected.

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

Risks inherent in our international operations include:

●	foreign currency exchange controls and tax rates;

●	foreign currency exchange rate fluctuations, including devaluations;

●	the potential for changes in regional and local economic conditions, including local inflationary pressures;

●
restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

●	changes in laws and regulations, including laws and policies affecting trade and foreign investment;

●	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

●	more expansive legal rights of foreign unions or works councils;

●	changes in labor conditions and difficulties in staffing and managing international operations;

●	the potential for nationalization of enterprises or facilities; and

●	unsettled political conditions and possible terrorist attacks

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

We intend to conduct certain of our distribution and senior care operations in China. As a result, our business is subject to risks associated with doing business in China, including:

●	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

●	potentially negative consequences from changes in tax laws;

●	difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;

●	historically lower protection of intellectual property rights;

●	unexpected or unfavorable changes in regulatory requirements; and

●	changes and volatility in currency exchange rates.

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

From time to time, we may consider opportunities to acquire other businesses that may enhance our then existing business or, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

●	problems assimilating the new business;

●	issues maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with acquisitions;

●	diversion of management’s attention from then existing businesses;

●	risks associated with entering new markets in which we have limited or no experience; and

●	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

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

We require additional capital to further our business plans and grow our business. The expected growth of our business will significantly increase our expenses. As a result, we will need to raise additional capital, which may not be available on reasonable terms, if at all. Our future capital requirements will depend on many factors, including:

●	the revenue generated by our products and services;

●	the costs associated with expanding our operations;

●	the costs associated with developing and commercializing our senior care operations;

●	the costs of obtaining and maintaining regulatory clearance or approval for products and services;

●	the costs of ongoing compliance and regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

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

If an active market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	regulatory actions with respect to our products and services or our competitors’ products and services;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	the passage of legislation or other regulatory developments affecting us or our industry;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	sales of our Common Stock by us, our insiders or our other stockholders;

●	speculation in the press or investment community;

●	announcement or expectation of additional financing efforts;

●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;

●	natural disasters and other calamities; and

●	changes in general market and economic conditions.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of March 10, 2020, our executive officers, directors and principal (5% or greater) stockholders, together with their respective affiliates, owned approximately 89% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

ITEM 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our executive offices are located at Suite 4801, 48/F, Central Plaza, 18 Harbour Road, Wan Chai, Hong Kong S.A.R., where we share approximately 2,200 square feet of office space with a related party of our controlling shareholder. We intend to seek additional space in connection with our anticipated future growth.

The following table summarizes the location of real property we own or lease.

Item	Address	Leased/Owned

1	Suite 4801, 48/F, Central Plaza, 18 Harbour Road, Wan Chai, Hong Kong S.A.R.	Leased

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

Security Holders

As of February 28, 2019, we had approximately 188 individual shareholders of record of our Common Stock.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In connection with the Stock Purchase we issued an aggregate of 187,546,887 shares of our common stock to the shareholders of Conperin Group Inc. We received in exchange from the shareholders Conperin Group Inc.2,500,000 ordinary shares of Conperin Group Inc., representing 100% of the issued and outstanding shares of Conperin Group Inc., which exchange resulted in Conperin Group Inc. becoming our wholly-owned subsidiary. We relied on the status of the Conperin Group Inc. shareholders as non-US persons, in claiming an exemption from registration of the shares under Regulation S promulgated under the Securities Act.

Item 6. - Selected Financial Data

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

The launch of CircleYY was planned to take place at the end of December 2019. Within the first quarter of 2020, we are planning to build a user base of 100,000, rising to 500,000 by the end of 2020.

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

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the years ended December 31, 2019 and 2018. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Years ended
	December 31,
	2019	2018	Change	%
Revenues - related party	$86,939	$6,389	$80,550	1,261%
Cost of revenue	(63,938)	(3,774)	(60,164)	1,594%
Gross Profit	23,001	2,615	20,386	780%
General and administrative expenses	(723,212)	(74,874)	(648,338)	866%
Professional fees	(203,760)	(154,562)	(49,198)	32%
Interest income	39	34	5	15%
Consultancy income	-	9,027	(9,027)	(100%)
Tax penalty	(371)	(71,426)	71,055	(99%)
Loss on disposal of subsidiaries	(7,662)	-	(7,662)	-
Sundry expenses	(134)	-	(134)	-
Net loss	$(912,099)	$(289,186)	$(622,913)	215%

During the years ended December 31, 2019 and December 31, 2018 we generated revenue, from a related party, of $86,939 and $6,389, respectively. The increase in revenue is due to increased work done in the website design.

Operating Expenses

Total operating expenses for the year ended December 31, 2019, increased by $697,536 to $926,972 compared to the year ended December 31, 2018. The increases were primarily a result of an increase in payroll and marketing expenses. We are unable to predict the level of our operating expenses as we continue to develop our business.

Net Loss

The net loss for the year ended December 31, 2019 was $912,099, an increase of $622,913 compared to the year ended December 31, 2018. The increase is primarily a result of increase in general and administrative expenses.

Liquidity and Capital Resources

	December 31,	December 31,
	2019	2018	Change	%
Cash	$22,339	$97,870	$(75,531)	(77%)
Total assets	$188,166	$156,532	$31,634	20%
Total liabilities	$1,482,463	$641,444	$841,019	131%
Stockholders’ equity (deficit)	$(1,294,297)	$(484,912)	$(809,385)	167%

	December 31,	December 31,
	2019	2018	Change	%
Current assets	$188,166	$156,532	$31,634	20%
Current liabilities	$1,482,463	$641,444	$841,019	131%
Working capital deficiency	$(1,294,297)	$(484,912)	$(809,385)	167%

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2019, we had a working capital deficit of $1,294,297, an increase of $809,385 from our working capital deficit of $484,912 at December 31, 2018. The increase in the deficit is primarily a result of an increase in accounts payable and accrued liabilities and due to related parties, As of December 31, 2019, our total assets were $188,166 compared to $156,532 in total assets at December 31, 2018. Total assets as of December 31, 2019 were comprised of $22,339 in cash and cash equivalents, $135,112 in prepaid expenses and $30,715 in inventory, while as at December 31, 2018 total assets were comprised $97,870 in cash and $58,662 in prepaid expenses. As of December 31, 2019, our current liabilities were $1,482,463 comprised of $1,187,828 due to related parties and $294,635 for accounts payable and accrued liabilities. As of December 31, 2018, our current liabilities were $641,444 comprised of $531,261 due to related parties and $128,183 in accounts payable and accrued liabilities.

	Years ended
	December 31,
	2019	2018	Change	%
Cash used in operating activities	$(260,539)	$(230,449)	$(30,090)	13%
Cash used in investing activities	(3,669)	-	(3,669)	-
Cash provided by financing activities	186,968	266,244	(79,276)	(30%)
Effects on changes in foreign exchange rate	1,709	(83)	1,792	(2,159%)
Net change in cash and cash equivalents	$(75,531)	$35,712	$(111,243)	(312%)

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities for the year ended December 31, 2019 was $260,539 primarily due to a net loss of $912,099 which was reduced by expenses of $594,053 paid by a related party on behalf of the Company, $3,993 loss on disposal of subsidiaries, and a net increase in change in operating assets and liabilities of $53,514. Net cash flows used in operating activities was $230,449 for the year ended December 31, 2018 primarily due to a net loss of $289,186 and an increase in prepaid expenses of $45,829, which was reduced by the increase in expenses of $38,707 paid by a related party on behalf of the Company and an increase in accounts payable and accrued liabilities of $65,859.

Cash Flows From Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $3,669 from cash disposed with subsidiaries.

Cash Flows From Financing Activities

We have financed our operations primarily from advances from shareholders. For the year ended December 31, 2019, net cash provided by financing activities was $186,968 arising from a loan from related parties of $202,328 reduced by repayment to related parties of $15,360. For the year ended December 31, 2018, net cash provided by financing activities was $266,244 arising from a loan from our principal shareholder.

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

Material Commitments

As of December 31, 2019, we had no material commitments, other than the following:

Chang Mai Project

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2019 of $1,294,297, a net loss for the year ended December 31, 2019 of $912,099 and net cash used in operating activities for the year ended December 31, 2019 of $260,539. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ report accompanying our financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 22, 2019, the Company dismissed WWC, P.C. from its engagement with the Company as our independent registered public accounting firm, which dismissal was effective immediately. The decision to dismiss WWC as the Company’s principal independent accountant was approved by the Board of Directors of the Company on October 22, 2019.

The audit report of WWC on the financial statements of the Company as of and for the years December 31, 2017 and 2018 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports on the financial statements of the Company for the two years contained an uncertainty about the Company’s ability to continue as a going concern.

There were no disagreements with WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, from the time of WWC’s engagement up to the date of dismissal which disagreements that, if not resolved to WWC’s satisfaction, would have caused WWC to make reference in connection with its opinion to the subject matter of the disagreement. None of “reportable events”, as that term is described in Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the two fiscal years of the Company ended December 31, 2017 and 2018 and subsequently up to the date of dismissal.

On October 22, 2019, the Company engaged L&L CPAS, P.A. (“L&L”) to serve as its principal independent accountant. The decision to engage L&L as the Company’s principal independent accountant was approved by the Board of Directors of the Company on October 22, 2019. During the two years period ended December 31, 2017 and 2018 and in the subsequent interim period prior to October 22, 2019, the Company did not consult with L&L regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and no written or oral advice was provided by L&L that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” or “reportable event” within the meaning set forth in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2019. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because it identified the following material weakness and significant deficiencies:

●
Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies - Inadequate segregation of duties.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names and ages of our current directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held	Date Appointed Director
Joseph Ho	62	Chief Executive Officer and Director	July 3, 2017
Kenny Chow	50	Chief Financial Officer	N/A
Shan Ho	33	Director	February 7, 2018

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

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at
www.ughl-us.com
. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

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

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at Suite 4801, 48/F, Central Plaza, 18 Harbour Road, Wan Chai, Hong Kong S.A.R.. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2019.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past 10 years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2019 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2019 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2019 that received annual compensation during the fiscal year ended December 31, 2019 in excess of $100,000. Except as disclosed in the following table, none of our executive officers received annual compensation during the fiscal year ended December 31, 2019 in excess of $100,000.

Summary Compensation Table
Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Ho(1), CEO	2019	0	0	0	0	0	0	0	0
(Principal Executive Officer)	2018	0	0	0	0	0	0	0	0

Kenny Chow(2), CFO	2019	0	0	0	0	0	0	0	0
(Principal Financial Officer)	2018	0	0	0	0	0	0	0	0

Anthony Leung(3)	2019	123,600	0	0	0	0	0	0	123,600
Former Chief Technology Officer	2018	0	0	0	0	0	0	0	0

____________
(1)	Joseph Ho has served as our Chief Executive Officer from July 3, 2017 through the present.
(2)	Kenny Chow has served as our Chief Financial Officer from January 28, 2019 through the present.
(3)	Anthony Leung resigned as our Chief Technology Officer on February 7, 2020.

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

Outstanding Equity Awards At December 31, 2019

At this time, we do not have any outstanding equity awards and do not have any equity incentive, option or similar plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2020 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 10, 2020, we had 241,146,887 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Suite 4801, 48/F, Central Plaza, 18 Harbour Road, Wan Chai, Hong Kong S.A.R.

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 10, 2020, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Joseph Ho, Chief Executive Officer and Director	148,270,867	(2)	61.49%
Kenny Chow, Chief Financial Officer	0		0%
Shan Ho, Director	60,590,002		25.13%

Total Held by Officers and Directors as a Group (3 persons):	208,860,869		86.61%

Five Percent Shareholders
Mary Ho(3)	16,988,046		7.04%
__________
(1)
Based on 241,146,887 shares of common stock outstanding on March 10, 2020. Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after March 10, 2020. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them..

(2)	Consists of 16,988,046 shares owned by Mary Ho, Joseph Ho’s wife and 131,282,821 shares owned by Joseph Ho himself.

(3)	Address is: 3400 Bayview Avenue, Toronto, Ontario, M2M 3S3, Canada

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

For the years ended December 31, 2019 and 2018, the Company received advances of $202,328 and $266,244 from the Company’s director, who is also our CEO and majority shareholder, and Union Glory Gold Holdings Limited (“Union Glory”), a Company controlled by our CEO, repaid $15,360 and $0, and the Company’s director paid operating expenses of $594,053 and $38,707 on behalf of the Company, respectively.

As of December 31, 2019 and 2018, the balances owed to the related parties totaled $1,187,828 and $513,261, respectively.

For the years ended December 31, 2019 and 2018, the Company has provided computer services to Union Glory Gold Holdings Limited and earned a service income of $86,939 and $6,389, respectively. Union Glory Gold Holdings Limited is under the control of the Company.

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

On November 6, 2019, the Company disposed of UB Trading, Sino Silver Qianhai and Sino Silver Beijing to unrelated parties at no consideration. On December 17, 2019, the Company disposed of Sino Silver Zhuhai to unrelated parties at no consideration. The Company’s director, who is also our CEO and majority shareholder, and Union Glory Gold Holdings Limited have agreed not to require the Company to repay the amounts due to them by the disposed subsidiaries and the Company recorded debt forgives of $97,542 as additional paid in capital. Loss on disposal of the subsidiaries have been charged to the consolidated statements of operations and comprehensive loss.

The Company’s principal executive offices are located in Hong Kong. The office premises were provided by our CEO at no charge to the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees:
L&L CPAs, PA	$15,500	$-
WWC, P.C.	26,000	19,241
Audit-Related Fees	-	-
Tax Fees:
WWC, P.C.	7,000	3,500
All Other Fees	-	-
Total	$48,500	$22,741

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

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-15.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits

Exhibit Number	Description
2.1
Stock Purchase Agreement by and among the Company, Joseph Ho and Shan Ho dated September 24, 2019 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2019)

3.1
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
* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Union Bridge Holdings Limited

Dated: March 10, 2020	By:	/s/ Joseph Ho
Joseph Ho
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Ho	Chief Executive Officer and Director	March 10, 2020
Joseph Ho	(principal executive officer)

/s/ Kenny Chow	Chief Financial Officer	March 10, 2020
Kenny Chow	(principal financial and accounting officer)

/s/ Shan Ho	Director	March 10, 2020
Shan Ho

Union Bridge Holdings Limited
Consolidated Financial Statements
December 31, 2019 and 2018

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 v

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Union Bridge Holdings Limited

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Union Bridge Holdings Limited and its subsidiaries (“the Company”) as of December 31, 2019 and the related statement of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm has served this client since October 2019.

/s/ L&L CPAS, PA
L&L CPAS, PA
Certified Public Accountants
Plantation, FL
The United States of America
March 4, 2020

www.llcpas.net

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

/s/ WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since August 11, 2017

San Mateo, California
March 11, 2019

UNION BRIDGE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalent	$22,339	$97,870
Prepaid expenses and deposits	135,112	58,662
Inventories	30,715	-
Total Current Assets	188,166	156,532
TOTAL ASSETS	$188,166	$156,532

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	294,635	128,183
Due to related parties	1,187,828	513,261
Total Current Liabilities	1,482,463	641,444
Total Liabilities	1,482,463	641,444

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 241,146,887 and 53,600,000 shares issued and outstanding	241,147	53,600
Additional paid in capital	97,542	-
Accumulated deficit	(1,632,986)	(538,429)
Accumulated other comprehensive loss	-	(83)
Total Stockholders' Deficit	(1,294,297)	(484,912)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$188,166	$156,532

See accompanying notes to the consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2019	2018
Revenues - related party	$86,939	$6,389
Cost of revenue	(63,938)	(3,774)
Gross profit	23,001	2,615

Operating Expenses
General and administrative expenses	723,212	74,874
Professional fees	203,760	154,562
Total operating expenses	926,972	229,436

Loss from operations	(903,971)	(226,821)

Other income (expense)
Interest income	39	34
Consultancy income	-	9,027
Tax penalty	(371)	(71,426)
Loss on disposal of subsidiaries	(7,662)	-
Sundry expenses	(134)	-
Total other expense	(8,128)	(62,365)

Loss before taxes	(912,099)	(289,186)

Income tax	-	-

Net loss	$(912,099)	$(289,186)

Other comprehensive income (loss)
Foreign currency translation	1,861	(83)
Realization of other comprehensive loss upon disposal of subsidiaries	(1,778)	-
Total comprehensive loss	$(912,016)	$(289,269)

Basic and dilutive loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	104,468,882	53,600,000

See accompanying notes to the consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2017	53,600,000	$53,600	$-	$(249,243)	$-	$(195,643)

Net loss	-	-	-	(289,186)	-	(289,186)
Foreign currency translation	-	-	-		(83)	(83)
Balance, December 31, 2018	53,600,000	$53,600	$-	$(538,429)	$(83)	$(484,912)

Issue of shares for acquisition of subsidiaries	187,546,887	187,547	-	(182,458)	-	5,089
Debt forgiveness by related parties	-	-	97,542	-	-	97,542
Net loss	-	-	-	(912,099)	-	(912,099)
Foreign currency translation	-	-		-	1,861	1,861
Realization of other comprehensive loss upon disposal of subsidiaries	-	-		-	(1,778)	(1,778)
Balance, December 31, 2019	241,146,887	$241,147	$97,542	$(1,632,986)	$-	$(1,294,297)

See accompanying notes to the consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(912,099)	$(289,186)
Adjustments to reconcile net loss to net cash used in operations:
Loss on disposal of subsidiaries	3,993	-
Expenses paid by related parties	594,053	38,707
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(82,627)	(45,829)
Inventory	(30,715)	-
Accounts payable and accrued liabilities	166,856	65,859
Net Cash Used in Operating Activities	(260,539)	(230,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed with subsidiaries	(3,669)	-
Net Cash Used in Investing Activities	(3,669)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	202,328	266,244
Repayment to related parties	(15,360)	-
Net Cash Provided By Financing Activities	186,968	266,244

Effects on changes in foreign exchange rate	1,709	(83)

Net change in cash and cash equivalents	(75,531)	35,712
Cash and cash equivalents, beginning of period	97,870	62,158
Cash and cash equivalents, end of period	$22,339	$97,870

Supplemental cash flow information
Interest received	$39	$34
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Common stock issued for acquisitions of subsidiaries	$187,547	$-
Debt forgiveness	$97,542	$-

See accompanying notes to the consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 25, 2018, UC established Sino Silver (Qianhai) Holdings Ltd. (“Sino Silver Qianhai”), a wholly owned entity in the PRC, to engage in the provision of elderly home care services, to establish senior care centers and to provide community services. As of December 31, 2019, UC is ready to be engaged in the business activities of the Company.

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

On September 24, 2019, the Company entered into a share exchange agreement (the “SEA”) with Conperin Group Inc. (“Conperin”) and Conperin’s shareholders whereby the Company issued 187,546,887 new common shares in exchange for all of the issued and outstanding common shares of Conperin, which totaled 2,500,000. Conperin is a private limited liability company, incorporated and domiciled in the British Virgin Islands. The Company and Conperin were under common control before the acquisition; therefore, the transaction has been accounted for as business combination under common control in accordance to ASC-805-50-30-5, in which the assets and liabilities of Conperin have been presented at their carrying values at the date of common control on March 12, 2019.

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

On September 27, 2019, Conperin established Circle YY International Inc., a limited company incorporated in the British Virgin Islands (“Circle International”). As of December 31, 2019, Circle International are ready to be engaged in the business activities of the Company.

On November 6, 2019, the Company disposed of UB Trading, Sino Silver Qianhai and Sino Silver Beijing to unrelated parties at no consideration. On December 17, 2019, the Company disposed of Sino Silver Zhuhai to unrelated parties at no consideration. Before the disposal, the subsidiaries have minimal business activities. The Company finds no business rationale to maintain these subsidiaries.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $912,099 for the year ended December 31, 2019. As of December 31, 2019, the Company had an accumulated deficit of $1,632,986, working capital deficit of $1,294,297, and stockholders’ deficit of $1,294,297; its net cash used in operating activities for year ended December 31, 2019 was $260,539.

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

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries: First Channel Limited (“FC”), UB, PC, WH, UC, Conperin, Circle BVI, Circle HK and Circle International. These financial statements have also included the accounts of the subsidiaries previously wholly owned by the Company and have been disposed during the year, up to the date of disposal of the subsidiaries: UB Trading, Sino Silver Qianhai, Sino Silver Beijing and Sino Silver Zhuhai. All intercompany sales, purchases, balances, investments, and capital have been eliminated.

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

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31,	December 31,
	2019	2018
Spot RMB: USD exchange rate	$0.1436	$0.1454
Average RMB: USD exchange rate	$0.1448	$0.1451
Spot HKD: USD exchange rate	$0.1280	$0.1280
Average HKD: USD exchange rate	$0.1280	$0.1278

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

Prepaid expenses

The Company makes certain payments for general corporate purposes to service providers that render services over time. The Company amortizes these services to its results of operations over the span of time that the services are contracted. Certain prepayments that are to be delivered after one operating period to the Company have been classified as long-term prepaid expenses. Management does not believe these prepayments qualify as financial instruments that require fair value consideration and disclosure.

Inventories

Inventories are computed using the first-in, first-out method and valued at the lower of cost or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued liabilities and amount due to a related party at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●
Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company conducts businesses in China and Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2019, the Company has no dilutive securities.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

The Company derives its revenues from the rendering of computer consulting services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In October 2018, FASB issued ASU No. 2018-17,
Consolidation - Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810).
ASU No. 2018-17 guidance eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This pronouncement is effective for public entities for fiscal years ending after December 15, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 –
BUSINESS COMBINATION

The assets, liabilities and net asset value of Conperin and its subsidiaries as of the date of beginning of common control is as follow:

March 12,
2019
ASSETS	$-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$8,334
Due to related parties	28,934
Total Current Liabilities	37,268
TOTAL LIABILITIES	37,268
NET LIABILITIES	$(37,268)

The Company and Conperin were under common control before the acquisition; therefore, the transaction has been accounted for as business combination under common control in accordance to ASC-805-30-5, in which the assets and liabilities of Conperin have been presented at their carrying values at the date of common control on March 12, 2019, and no goodwill is recognized.

NOTE 4 – PREPAID EXPENSES AND DEPOSITS

	December 31,	December 31,
	2019	2018
Prepaid expenses	$12,000	$53,312
Deposits for platform design	111,846	-
Sundry deposits	11,266	5,350
	$135,112	$58,662

NOTE 5 – INVENTORIES

All of the inventories of $30,715 as of December 31, 2019 is finished clothing goods. There are no inventory write-offs made as of December 31, 2019.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	December 31,
	2019	2018
Accounts payable	$55,015	$-
Accrued charges	239,620	128,183
	$294,635	$128,183

NOTE 7 – INCOME TAXES

Union Bridge Holdings Limited was formed in 2014. Prior to the establishments of subsidiaries in China in 2018, the Company only had operations in the United States. In February 2018, the Company became the parent of Union Beam Trading ( Shenzhen ) Limited, a China subsidiary, which files tax returns in China. In March 2019, the Company became the parent of Circle YY Technologies Hong Kong Limited, a Hong Kong subsidiary, which files tax returns in Hong Kong.

For the years ended December 31, 2019 and 2018, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2019	2018
Tax jurisdiction from:
-Local	$(585,559)	$(253,815)
-PRC	(74,793)	(35,371)
-HongKong	(251,747)	-
Loss before income taxes	$(912,099)	$(289,186)

United States of America

Union Bridge Holdings Limited operates in the United States and files tax returns in these jurisdictions.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company’s financial statements for the period ended December 31, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. The reconciliation of income tax rate to the effective income tax rate for the year ended December 31, 2019 and 2018 is as follows:

	For the Year Ended
	December 31,
	2019	2018

Loss before income taxes from US operation	$(585,559)	$(253,815)
Statutory income tax rate	21.00%	21.00%
Income tax expense at statutory rate	(122,967)	(53,301)
Tax losses carryforward	122,967	53,301
Income tax expense	$-	$-

As of December 31, 2019, the operations in the United States incurred $1,271,075 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $289,338 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

China

The Company’s subsidiaries UB Trading, Sino Silver Qianhai, Sino Silver Beijing and Sino Silver Zhuhai operating in China is subject to the China Corporate Income Tax at a standard income tax rate range of 25% on the assessable income arising in China during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended
	December 31,
	2019	2018

Loss before income taxes from China operation	$(74,793)	$(35,371)
Statutory income tax rate	25.00%	25.00%
Income tax expense at statutory rate	(18,698)	(8,843)
Tax losses carryforward	18,698	8,843
Income tax expense	$-	$-

As of December 31, 2019, the operations in China incurred $110,164 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $27,541 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future and the subsidiaries in China have been disposed during the year.

Hong Kong

The Company’s subsidiary Circle HK operating in Hong Kong is subject to the Hong Kong Profits Tax at a standard income tax rate range of 8.25% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended
	December 31,
	2019	2018

Loss before income taxes from Hong Kong operation	$(251,747)	$-
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(20,769)	-
Tax losses carryforward	20,769	-
Income tax expense	$-	$-

As of December 31, 2019, the operations in Hong Kong incurred $2251,747 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $20,769 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards
United States	$289,338	$166,371
China	27,541	8,843
Hong Kong	20,769	-
Total	337,648	175,214
Less: valuation allowance	(337,648)	(175,214)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $337,648 as of December 31, 2019. In the period, the valuation allowance increased by $162,434.

NOTE 8 - RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2019 and 2018, the Company received advances of $202,328 and $266,244 from the Company’s director, who is also our CEO and majority shareholder, and Union Glory Gold Holdings Limited (“Union Glory”), a Company controlled by our CEO, repaid $15,360 and $0, and the Company’s director paid operating expenses of $594,053 and $38,707 on behalf of the Company, respectively.

As of December 31, 2019 and 2018, the balances owed to the related parties totaled $1,187,828 and $513,261, respectively.

For the years ended December 31, 2019 and 2018, the Company has provided computer services to Union Glory Gold Holdings Limited and earned a service income of $86,939 and $6,389, respectively. Union Glory Gold Holdings Limited is under the control of the Company.

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

On November 6, 2019, the Company disposed of UB Trading, Sino Silver Qianhai and Sino Silver Beijing to unrelated parties at no consideration. On December 17, 2019, the Company disposed of Sino Silver Zhuhai to unrelated parties at no consideration. The Company’s director, who is also our CEO and majority shareholder, and Union Glory Gold Holdings Limited have agreed not to require the Company to repay the amounts due to them by the disposed subsidiaries and the Company recorded debt forgiveness of $97,542 as additional paid in capital. Loss on disposal of the subsidiaries have been charged to the consolidated statements of operations and comprehensive loss.

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

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 1,000,000,000 shares of Common Stock, par value $0.001 per share, and 20,000,000 of Preferred Stock, par value $0.001 per share.

Common stock

During the year ended December 31, 2019, the Company issued Common Stock as follows:

●	On September 24, 2019, in connection with the Exchange with Conperin (see Notes 1 and 8), the Company issued 187,546,887 shares of Common Stock.

As of December 31, 2019 and 2018, 241,146,887 and 53,600,000 shares of Common Stock were issued and outstanding, respectively.

NOTE 10 – CONCENTRATION RISK

During the years ended December 31, 2019 and 2018, 100% of the revenue of $86,939 and $6,389, respectively, was received from a single client, who is a related party to the Company (Note 8).

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019, up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

