Form 10-Q
period 2020-03-31
UNION BRIDGE HOLDINGS LTD.
filed 2020-05-04
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2020

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

As of May 4, 2020, 241,146,887 shares of the registrant’s common stock, par value $0.001, were outstanding.

 UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

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

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalent	$6,639	$22,339
Accounts receivable	43,115	-
Prepaid expenses and deposits	281,266	135,112
Inventories	46,520	30,715
Total Current Assets	377,540	188,166
TOTAL ASSETS	$377,540	$188,166

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	386,298	294,635
Due to related parties	1,551,814	1,187,828
Total Current Liabilities	1,938,112	1,482,463
Total Liabilities	1,938,112	1,482,463

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 241,146,887 shares issued and outstanding	241,147	241,147
Additional paid in capital	97,542	97,542
Accumulated deficit	(1,899,261)	(1,632,986)
Total Stockholders' Deficit	(1,560,572)	(1,294,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$377,540	$188,166

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues – related party	$-	$21,659
Revenues – unrelated party	43,365	-
Cost of Revenue	(21,787)	(15,938)
Gross profit	21,578	5,721

Operating Expenses
General and administrative expenses	256,936	42,089
Professional fees	30,917	19,170
Total operating expenses	287,853	61,259

Loss from operations	(266,275)	(55,538)

Other income
Interest income	-	15
Total other income	-	15

Net loss	$(266,275)	$(55,523)

Other comprehensive loss
Foreign currency translation	-	(534)
Total comprehensive loss	$(266,275)	$(56,057)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	241,146,887	53,600,000

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

For the three months ended March 31, 2020 and 2019:

			Additional		Accumulated other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	Deficit	income (loss)	Total

Balance, December 31, 2019	241,146,887	$241,147	$97,542	$(1,632,986)	$-	$(1,294,297)
Net loss	-	-	-	(266,275)	-	(266,275)
Balance, March 31, 2020	241,146,887	$241,147	$97,542	$(1,899,261)	$-	$(1,560,572)

			Additional		Accumulated other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	Deficit	loss	Total
Balance, December 31, 2018	53,600,000	$53,600	$-	$(538,429)	$(83)	$(484,912)
Net loss	-	-	-	(55,523)	-	(55,523)
Foreign currency translation loss	-	-		-	(534)	(534)
Balance, March 31, 2019	53,600,000	$53,600	$-	$(593,952)	$(617)	$(540,969)

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Forthe Three Months Ended
	March31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266,275)	$(55,523)
Expenses paid by related parties	160,917	-
Changes in operating assets and liabilities:
Accounts receivable	(43,115)	-
Prepaid expenses and deposits	(146,154)	15,374
Inventory	(15,805)	-
Accounts payable and accrued liabilities	91,663	(66,167)
Net Cash Used in Operating Activities	(218,769)	(106,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	222,300	73,449
Repayment to related parties	(19,231)	-
Net Cash Provided By Financing Activities	203,069	73,449

Effects on changes in foreign exchange rate	-	(534)

Net change in cash and cash equivalents	(15,700)	(33,401)
Cash and cash equivalents, beginning of period	22,339	97,870
Cash and cash equivalents, end of period	$6,639	$64,469

Supplemental cash flow information
Interest received	$-	$15
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated condensed financial statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

UNION BRIDGE HOLDINGS LIMITED (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014. The Company‘’s principal business activities are as described below in “Recent Developments”.

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

On September 27, 2019, Conperin established Circle YY International Inc., a limited company incorporated in the British Virgin Islands (“Circle International”). As of March 31, 2020, Circle International are ready to be engaged in the business activities of the Company.

On November 6, 2019, the Company disposed of UB Trading, Sino Silver Qianhai and Sino Silver Beijing to unrelated parties at no consideration. On December 17, 2019, the Company disposed of Sino Silver Zhuhai to unrelated parties at no consideration. Before the disposal, the subsidiaries have minimal business activities. The Company finds no business rationale to maintain these subsidiaries.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $266,275 for the period ended March 31, 2020. As of March 31, 2020, the Company had an accumulated deficit of $1,899,261, working capital deficit of $1,560,572, and stockholders’ deficit of $1,560,572; its net cash used in operating activities for period ended March 31, 2020 was $218,769.

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

When used in these notes, the terms “Union Bridge,”Company,” “we,” “us” and “our” mean Union Bridge Holdings Limited and all entities included in our unaudtied interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019, as filed with the SEC on March 10, 2020.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”, except for the translation for Hong Kong dollar, which uses a fixed rate of 0.1280. Since Hong Kong dollar is pledged to U.S. dollar, management considers any difference between the market rate and the fixed rate of 0.1280 as having no significant effect in the Company’s financial statements.

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

The Company’s subsidiaries, whose records are not maintained in those entities’ respective functional currencies, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	March 31,		December 31,
	2020		2019
Spot RMB: USD exchange rate	$	N/A	$0.1436
Average RMB: USD exchange rate	$	N/A	$0.1448
Spot HKD: USD exchange rate		$0.1280	$0.1280
Average HKD: USD exchange rate		$0.1280	$0.1280

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, prepaid expenses and deposits, accounts payable and accrued liabilities and amount due to a related party at their fair values because of the short-term nature of these financial instruments.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company conducts businesses in China and Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of March 31, 2020, the Company has no dilutive securities.

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

The Company derives its revenues from the rendering of computer consulting services and selling of health products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Reclassification

Certain amounts in the comparative financial statements have been reclassified to conform with the presentation of the financial statements of the current period.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2020 and December 31, 2019. As at March 31, 2020 and December 31, 2019, the Company had accounts receivable of $43,115 and $0, respectively.

NOTE 5 – PREPAID EXPENSES AND DEPOSITS

	March 31,	December 31,
	2020	2019
Prepaid expenses	$12,000	$12,000
Deposits for platform design	129,795	111,846
Trade deposits	128,205	-
Sundry deposits	11,266	11,266
	$281,266	$135,112

NOTE 6 – INVENTORIES

$9,831 and $36,688 of the inventories of $46,520 as of March 31, 2020 is finished clothing goods and finished surgical masks, respectively. There are no inventory write-offs made as of March 31, 2020.

All of the inventories of $30,715 as of December 31, 2019 is finished clothing goods. There are no inventory write-offs made as of December 31, 2019.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	December 31,
	2020	2019
Accounts payable	$24,804	$55,015
Accrued charges	361,494	239,620
	$386,298	$294,635

NOTE 8 - RELATED-PARTY TRANSACTIONS

For the periods ended March 31, 2020 and 2019, the Company received advances of $222,300 and $73,449 from the Company’s director, who is also our CEO and majority shareholder, and Union Glory Gold Holdings Limited (“Union Glory”), a Company controlled by our CEO, repaid $19,231 and $0, and the Company’s director paid operating expenses of $160,917 and $0 on behalf of the Company, respectively.

As of March 31, 2020 and December 31, 2019, the balances owed to the related parties totaled $1,551,814 and $1,187,828, respectively.

For the periods ended March 31, 2020 and 2019, the Company has provided computer services to Union Glory Gold Holdings Limited and earned a service income of $0 and $21,659, respectively. Union Glory Gold Holdings Limited is under the control by the major shareholder of the Company.

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

Common stock

During the period ended March 31, 2020, the Company has issued no Common Stock.

As of March 31, 2020 and December 31, 2019, 241,146,887 shares of Common Stock were issued and outstanding.

NOTE 10 – CONCENTRATION RISK

As of March 31, 2020, 98% of the accounts receivable of $43,115 was due from a single client, who is unrelated to the Company.

During the period ended March 31, 2020, 98% of the revenue of $43,365 was received from a single client, who is unrelated to the Company.

During the period ended March 31, 2019, 100% of the revenue of $21,659 was received from a single client, who is a related party to the Company (Note 8).

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020, up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Recent Development

On September 24, 2019, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), with shareholders of Conperin Group Inc., a British Virgin Islands company, who together owned shares constituting 100% of the issued and outstanding ordinary shares Shares of Conperin Group Inc. Pursuant to the terms of the Purchase Agreement, the shareholders of Conperin Group Inc. transferred to us all of their shares of Conperin Group Inc. in exchange for the issuance of 187,546,887 shares of our common stock (the “Stock Purchase”). As a result of the Stock Purchase, we are now a holding company, is engaged in providing technology in digital media industry, including developing a branded social network and e-commerce app platform aiming to promote a high quality of life for families and seniors by using artificial intelligence, blockchain and cognitive e-commerce technology in China, Hong Kong and Asia Pacific. As a result of the consummation of the Stock Purchase, we are no longer a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

On November 11, 2019, our subsidiary Circle YY Technologies Hong Kong Limited, which operates our CircleYY platforms, launched its unique ecosystem technology covering social networking, content and e-commerce. Our CircleYY website platform had 43 and 63 registered members as of March 31, 2020 and April 7, 2020, respectively.

In response to the coronavirus (COVID-19) pandemic situation, since January 2020, the Company has taken several actions to protect its employees, including asking employees to work from home, establishing split working schedules and restricting travel business travel. On March 11, 2020, the World Health Organization (WHO) officially declare COVID-19 a pandemic, pointing to the cases of COVID-19 illness in over 110 countries and territories around the world and the sustained risk of further global spread. Since March 19, 2020, the other floor of the office premises of the Company has a confirmed infection case of COVID-19 and the infected floor was temporary closed for immediate special cleaning and disinfecting actions by the building management. Given the dynamic nature of these circumstances, the duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations cannot be reasonably estimated at this time. While not yet quantifiable, the Company believes this situation had an adverse impact on its operating results for this fiscal quarter and continues to assess the financial impact for the remainder of the year.

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

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three months ended March 31, 2020 and 2019. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three Month Period Ended March 31, 2020 Compared to the Three Month Period Ended March 31, 2019

	For the Three Months Ended
	March 31,
	2020	2019	Change	%
Revenues	$43,365	$21,659	$21,706	100%
Cost of revenue	(21,787)	(15,938)	(5,849)	37%
Gross Profit	21,578	5,721	15,857	277%
General and administrative expenses	(256,936)	(42,089)	(214,847)	510%
Professional fees	(30,917)	(19,170)	(11,747)	61%
Interest income	-	15	(15)	(100)%
Net loss	$(266,275)	$(55,523)	$(210,752)	380%

Revenue

For the three months ended March 31, 2020, we generated revenue of $43,365 from our sales of fashion and wellness products via our e-commerce platform compared with $21,659 for the same period in 2019 from computer consulting services provided to a client. The increase was mainly attributed to greater amount of sales of products compared with the computer consulting services provided.

Cost of Revenue

For the three months ended March 31, 2020, we had cost of revenue of $21,787 compared with $15,938 for the same period in 2019. The increase was mainly attributed to greater purchase cost of products for sales compared with the cost of providing computer consulting services.

Operating Expenses

Total operating expenses for the three months ended March 31, 2020 were $287,853, an increase of $226,594, compared to the three months ended March 31, 2019 when total operating expenses were $61,259. The increase was primarily due to increase in salaries.

Net Loss

The net loss for the three months ended March 31, 2020 was $266,275, an increase of $210,752 compared to the three months ended March 31, 2019 when the net loss was $ 55,523. The increase was primarily the result of increase in operating expenses.

Liquidity and Capital Resources

	March 31,	December 31,
	2020	2019	Change	%
Cash	$6,639	$22,339	$(15,700)	(70)%
Total assets	$377,540	$188,166	$189,374	101%
Total liabilities	$1,938,112	$1,482,463	$455,649	31%
Stockholders’ equity	$(1,560,572)	$(1,294,297)	$(266,275)	21%

	March 31,	December 31,
	2020	2019	Change	%
Current assets	$377,540	$188,166	$189,374	101%
Current liabilities	$1,938,112	$1,482,463	$455,649	31%
Working capital deficiency	$(1,560,572)	$(1,294,297)	$(266,275)	21%

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2020, we had a working capital deficit of $1,560,572, an increase of $266,275 from our working capital deficit of $1,294,297 at December 31, 2019. The increase in the deficit is primarily a result of an increase in accounts payable and accrued liabilities and due to related parties, partially offset by an increase in accounts receivable and prepaid expenses and deposits. As of March 31, 2020, our total assets were $377,540 compared to $188,166 in total assets at December 31, 2019. Total assets as of March 31, 2020 were comprised of $6,639 in cash and cash equivalents, $43,115 in accounts receivable, $281,266 in prepaid expenses and deposits and $46,520 in inventory, while as at December 31, 2019 total assets were comprised $22,339 in cash, $135,112 in prepaid expenses and deposits and $30,715 in inventory. As of March 31, 2020, our current liabilities were $1,938,112 comprised of $1,551,814 due to related parties and $386,298 for accounts payable and accrued liabilities. As of December 31, 2019, our current liabilities were $1,482,463 comprised of $1,187,828 due to related parties and $294,635 in accounts payable and accrued liabilities.

	For the Three Months Ended
	March 31,
	2020	2019	Change	%
Cash used in operating activities	$(218,769)	$(106,316)	$(112,453)	106%
Cash provided by financing activities	203,069	73,449	129,620	176%
Effects on changes in foreign exchange rate	-	(534)	534	(100)%
Net change in cash and cash equivalents	$(15,700)	$(33,401)	$17,701	(53)%

Cash Flows From Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2020 was $218,769, compared to $106,316 for the three month period ended March 31, 2019. The increase of $112,453 was primarily a result of an increase in net loss and prepaid expenses and deposits, partially offset by expenses paid by related parties, during the period.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $203,069 during the three month period ended March 31, 2020 compared to $73,449 in the three month period ended March 31, 2019. The increase in cash provided by financing activities was primarily a result of an increase in advances from shareholders.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2020 of $1,899,261, a net loss for the three months ended March 31, 2020 of $266,275 and net cash used in operating activities for the three months ended March 31, 2020 of $218,769. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent registered public accounting firm’s opinion accompanying our December 31, 2019 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

 The Company’s controlling shareholder and Chief Executive Officer, Joseph Ho has provided a personal guarantee of loan that he would provide to the Company of up to $1 million for investment and working capital purposes. The Company believes this guarantee should be considered a material event in executing its overall plan described in the foregoing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the following material weaknesses and significant deficiencies

•

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNION BRIDGE HOLDINGS LIMITED

Dated: May 4, 2020	By:	/s/ Joseph Ho
Name: Joseph Ho
Title: Chief Executive Officer Officer

Dated: May 4, 2020	By:	/s/ Kenny Chow
Name: Kenny Chow
Title: Chief Financial Officer

