Form 10-Q
period 2020-06-30
UNION BRIDGE HOLDINGS LTD.
filed 2020-07-31
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2020

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

As of July 31, 2020, 241,146,887 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalent	$42,153	$22,339
Accounts receivable	38,462	-
Prepaid expenses and deposits	153,061	135,112
Inventories	128,205	30,715
Total Current Assets	361,881	188,166
TOTAL ASSETS	$361,881	$188,166

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	271,912	243,777
Accounts payable and accrued liabilities - Related parties	76,364	50,858
Due to related parties	1,738,621	1,187,828
Total Current Liabilities	2,086,897	1,482,463
Total Liabilities	2,086,897	1,482,463

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 241,146,887 shares issued and outstanding	241,147	241,147
Additional paid in capital	97,542	97,542
Accumulated deficit	(2,063,705)	(1,632,986)
Total Stockholders' Deficit	(1,725,016)	(1,294,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$361,881	$188,166

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues - related party	$-	$21,760	$-	$43,419
Revenues - unrelated party	52,520	-	95,885	-
Cost of Revenue	(46,520)	(16,000)	(68,307)	(31,938)
Gross profit	6,000	5,760	27,578	11,481

Operating Expenses
General and administrative expenses	143,607	27,381	400,543	69,470
Professional fees	26,838	41,308	57,755	60,478
Total operating expenses	170,445	68,689	458,298	129,948

Loss from operations	(164,445)	(62,929)	(430,719)	(118,467)

Other income
Interest income	-	17	-	32
Total other income	-	17	-	32

Net loss	$(164,445)	$(62,912)	$(430,719)	$(118,435)

Other comprehensive income /(loss)
Foreign currency translation	-	1,418	-	884
Total comprehensive loss	(164,445)	(61,494)	$(430,719)	$(117,551)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	241,146,887	53,600,000	241,146,887	53,600,000

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

For the three months ended June 30, 2020 and 2019:

			Additional		Accumulated other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	Deficit	income (loss)	Total

Balance, March 31, 2020	241,146,887	$241,147	97,542	$(1,899,260)	$-	$(1,560,571)
Net loss	-	-	-	(164,445)	-	(164,445)
Balance, June 30, 2020	241,146,887	$241,147	$97,542	$(2,063,705)	$-	$(1,725,016)

			Additional		Accumulated other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	Deficit	income (loss)	Total
Balance, March 31, 2019	53,600,000	$53,600	-	$(593,952)	$(617)	$(540,969)
Net loss	-	-	-	(62,912)	-	(62,912)
Foreign currency translation gain	-	-		-	1,418	1,418
Balance, June 30, 2019	53,600,000	$53,600	$-	$(656,864)	$801	$(602,463)

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

(UNAUDITED)

For the six months ended June 30, 2020 and 2019:

			Additional		Accumulated other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	Deficit	income (loss)	Total

Balance, December 31, 2019	241,146,887	$241,147	$97,542	$(1,632,986)	$-	$(1,294,297)
Net loss	-	-	-	(430,719)	-	(430,719)
Balance, June 30, 2020	241,146,887	$241,147	$97,542	$(2,063,705)	$-	$(1,725,016)

			Additional		Accumulated other
	Common Stock		Paid in	Accumulated	comprehensive
	Shares	Amount	Capital	Deficit	income (loss)	Total
Balance, December 31, 2018	53,600,000	$53,600	$-	$(538,429)	$(83)	$(484,912)
Net loss	-	-	-	(118,435)	-	(118,435)
Foreign currency translation gain	-	-		-	884	884
Balance, June 30, 2019	53,600,000	$53,600	$-	$(656,864)	$801	$(602,463)

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(430,719)	$(118,435)
Changes in operating assets and liabilities:
Accounts receivable	(38,462)	-
Prepaid expenses and deposits	(17,949)	26,749
Inventory	(97,490)	-
Accounts payable and accrued liabilities	28,135	(39,624)
Accounts payable and accrued liabilities - Related parties	25,506	-
Net Cash Used in Operating Activities	(530,979)	(131,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	570,024	79,439
Repayment to related parties	(19,231)	-
Net Cash Provided By Financing Activities	550,793	79,439

Effects on changes in foreign exchange rate	-	884

Net change in cash and cash equivalents	19,814	(50,987)
Cash and cash equivalents, beginning of period	22,339	97,870
Cash and cash equivalents, end of period	$42,153	$46,883

Supplemental cash flow information
Interest received	$-	$32
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Operating expenses paid by related parties	$550,793	$-

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

UNION BRIDGE HOLDINGS LIMITED (the “Company”) was incorporated under the laws of the State of Nevada on May 6, 2014. The Company’s principal business activities are as described below in “Recent Developments”.

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

Discontinued Operations

On November 6, 2019, the Company disposed of UB Trading, Sino Silver Qianhai and Sino Silver Beijing to unrelated parties at no consideration. On December 17, 2019, the Company disposed of Sino Silver Zhuhai to unrelated parties at no consideration. Before the disposal, the subsidiaries have minimal business activities. The Company finds no business rationale to maintain these subsidiaries.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $430,719 for the period ended June 30, 2020. As of June 30, 2020, the Company had an accumulated deficit of $2,063,705, working capital deficit of $1,725,016, and stockholders’ deficit of $1,725,016; its net cash used in operating activities for period ended June 30, 2020 was $530,979.

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

The Company’s controlling shareholder and Chief Executive Officer has provided a personal guarantee of loan in writing that he would provide to the Company of up to $1 million for investment and working capital purposes. Management believes this guarantee should be considered a material event in executing its overall plan described in the foregoing.

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

When used in these notes, the terms “Union Bridge,” “Company,” “we,” “us” and “our” mean Union Bridge Holdings Limited and all entities included in our unaudited interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019, as filed with the SEC on March 10, 2020.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•

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

•

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company conducts businesses in China and Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of June 30, 2020, the Company has no dilutive securities.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2020 and December 31, 2019. As at June 30, 2020 and December 31, 2019, the Company had accounts receivable of $38,462 and $0, respectively.

NOTE 5 – PREPAID EXPENSES AND DEPOSITS

	June 30,	December 31,
	2020	2019
Prepaid expenses	$12,000	$12,000
Deposits for platform design	129,795	111,846
Sundry deposits	11,266	11,266
	$153,061	$135,112

NOTE 6 – INVENTORIES

$9,831 and $118,374 of the inventories of $128,205 as of June 30, 2020 is finished clothing goods and finished surgical masks, respectively. There are no inventory write-offs made as of June 30, 2020.

All of the inventories of $30,715 as of December 31, 2019 is finished clothing goods. There are no inventory write-offs made as of December 31, 2019.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30,	December 31,
	2020	2019
Accounts payable	$-	$55,015
Accrued charges	348,276	239,620
	$348,276	$294,635

NOTE 8 - RELATED-PARTY TRANSACTIONS

For the periods ended June 30, 2020 and 2019, the Company received advances of $570,024 and $79,439 from the Company’s director, who is also our CEO and majority shareholder, and Union Glory Gold Holdings Limited (“Union Glory”), a Company controlled by our CEO, and repaid $19,231 and $0, respectively.

As of June 30, 2020 and December 31, 2019, the balances owed to the related parties totaled $1,738,621 and $1,187,828, respectively.

For the periods ended June 30, 2020 and 2019, the Company has provided computer services to Union Glory Gold Holdings Limited and earned a service income of $0 and $43,419, respectively. Union Glory Gold Holdings Limited is under the control by the major shareholder of the Company.

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

Common stock

During the period ended June 30, 2020, the Company has issued no Common Stock.

As of June 30, 2020 and December 31, 2019, 241,146,887 shares of Common Stock were issued and outstanding.

NOTE 10 – CONCENTRATION RISK

As of June 30, 2020, 100% of the accounts receivable of $38,462 was due from a single client, who is unrelated to the Company.

During the period ended June 30, 2020, 99% of the revenue of $95,885 was received from three clients, who are unrelated to the Company.

During the period ended June 30, 2019, 100% of the revenue of $43,419 was received from a single client, who is a related party to the Company (Note 8).

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020, up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

On September 24, 2019, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), with shareholders of Conperin Group Inc., a British Virgin Islands company, who together owned shares constituting 100% of the issued and outstanding ordinary shares of Conperin Group Inc. Pursuant to the terms of the Purchase Agreement, the shareholders of Conperin Group Inc. transferred to us all of their shares of Conperin Group Inc. in exchange for the issuance of 187,546,887 shares of our common stock (the “Stock Purchase”). As a result of the Stock Purchase, we are now a holding company, is engaged in providing technology in digital media industry, including developing a branded social network and e-commerce app platform aiming to promote a high quality of life for families and seniors by using artificial intelligence, blockchain and cognitive e-commerce technology in China, Hong Kong and Asia Pacific. As a result of the consummation of the Stock Purchase, we are no longer a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

Our CircleYY mobile application can be downloaded and used free of charge, and we will generate our revenues from the various services we offer on our platforms, dedicated to a 50+ client base and their families: (i) collaborations with brands and users on the creation of premium content, (ii) the sale of advertising on our social media platform, and (iii) the sale of third-party branded items, mainly fashion, beauty, daily accessories and services on our e-commerce platform.

As a global platform, CircleYY is expected to target a global audience with content designed for universal appeal amongst family members, notably 50+, along with a local focus for marketing campaigns. The initial opening market is intended to be Hong Kong SAR, followed by similar markets in the Asia-Pacific area and subsequently Europe and North America.

On September 27, 2019, our wholly-owned subsidiary Conperin Group Inc. established Circle YY International Inc., a limited company incorporated in the British Virgin Islands (“Circle International”), to engage in new business when any suitable business opportunity arises. As of today, Circle International has no business activities yet.

On November 11, 2019, our subsidiary Circle YY Technologies Hong Kong Limited, which operates our CircleYY platforms, launched its unique ecosystem technology covering social networking, content and e-commerce. Our CircleYY website platform had 63 registered members as of June 30, 2020.

Recent Development

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

RESULTS OF OPERATIONS

We are a technology company have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three and six months ended June 30, 2020 and 2019. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three Month Period Ended June 30, 2020 Compared to the Three Month Period Ended June 30, 2019

	For the Three Months Ended
	June 30,
	2020	2019	Change	%
Revenues - related party	$-	$21,760	$(21,760)	(100%)
Revenues - unrelated party	52,520	-	52,520	100%
Cost of revenue	(46,520)	(16,000)	(30,520)	191%
Gross Profit	6,001	5,760	241	4%
General and administrative expenses	(143,607)	(27,381)	(116,226)	424%
Professional fees	(26,838)	(41,308)	14,470	(35)%
Interest income	-	17	(17)	(100)%
Net loss	$(164,445)	$(62,912)	$(101,533)	161%

Revenue

For the three months ended June 30, 2020, we generated revenue of $52,520 from our sales of fashion and wellness products and surgical masks via our e-commerce platform compared with $21,760 for the same period in 2019 from computer consulting services provided to a client. The increase was mainly attributed to greater amount of sales of products compared with the computer consulting services provided.

Cost of Revenue

For the three months ended June 30, 2020, we have cost of revenue of $46,520, compared with $16,000 for the same period in 2019. The increase was mainly attributed to greater purchase cost of products for sales compared with the cost of providing computer consulting services.

Operating Expenses

Total operating expenses for the three months ended June 30, 2020 were $170,445, an increase of $101,756, compared to $68,689 for the same period in 2019. The increase was primarily due to the increase in salaries.

Net Loss

The net loss for the three months ended June 30, 2020 was $164,445, an increase of $101,533, compared to $62,912 for the same period of 2019. The increase was primarily the result of the increase in operating expenses.

Six Month Period Ended June 30, 2020 Compared to the Six Month Period Ended June 30, 2019

	For the Six Months Ended
	June 30,
	2020	2019	Change	%
Revenues - related party	$-	$43,419	$(43,419)	(100%)
Revenues - unrelated party	95,885	-	95,885	100%
Cost of revenue	(68,307)	(31,938)	(36,369)	114%
Gross Profit	27,579	11,481	16,098	140%
General and administrative expenses	(400,543)	(69,470)	(331,073)	477%
Professional fees	(57,755)	(60,478)	2,723	(5)%
Interest income	-	32	(32)	(100)%
Net loss	$(430,719)	$(118,435)	$(312,284)	264%

Revenue

For the six months ended June 30, 2020, we generated revenue of $95,885 from our sales of fashion and wellness products and surgical masks via our e-commerce platform compared with $43,419 for the same period in 2019 from computer consulting services provided to a client. The increase was mainly attributed to greater amount of sales of products compared with the computer consulting services provided.

Cost of Revenue

For the six months ended June 30, 2020, we have cost of revenue of $68,307, compared with $31,938 for the same period in 2019. The increase was mainly attributed to greater purchase cost of products for sales compared with the cost of providing computer consulting services.

Operating Expenses

Total operating expenses for the six months ended June 30, 2020 were $458,298, an increase of $328,350, compared to the six months ended June 30, 2019 when total operating expenses were $129,948. The increase was primarily due to the increase in salaries.

Net Loss

The net loss for the six months ended June 30, 2020 was $430,719, an increase of $312,284, compared to the six months ended June 30, 2019 when the net loss was $118,435. The increase was primarily the result of the increase in operating expenses.

Liquidity and Capital Resources

	June 30,	December 31,
	2020	2019	Change	%
Cash	$42,153	$22,339	$19,814	89%
Total assets	$361,881	$188,166	$173,715	92%
Total liabilities	$2,086,897	$1,482,463	$604,434	41%
Stockholders’ equity	$(1,725,016)	$(1,294,297)	$(430,719)	33%

	June 30,	December 31,
	2020	2019	Change	%
Current assets	$361,881	$188,166	$173,715	92%
Current liabilities	$2,086,897	$1,482,463	$604,434	41%
Working capital deficiency	$(1,725,016)	$(1,294,297)	$(430,720)	33%

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2020, we had a working capital deficit of $1,725,016, an increase of $430,720 from our working capital deficit of $1,294,297 at December 31, 2019. The increase in the deficit is primarily a result of an increase in accounts payable and accrued liabilities and due to related parties, partially offset by an increase in cash and cash equivalent, accounts receivable, prepaid expenses and deposits and inventories. As of June 30, 2020, our total assets were $361,881 compared to $188,166 in total assets at December 31, 2019. Total assets as of June 30, 2020 were comprised of $42,153 in cash and cash equivalents, $38,462 in accounts receivable, $153,061 in prepaid expenses and deposits and $128,205 in inventories, while as at December 31, 2019 total assets were comprised $22,339 in cash, $135,112 in prepaid expenses and deposits and $30,715 in inventories. As of June 30, 2020, our current liabilities were $2,086,897 comprised of $1,738,621 due to related parties and $348,276 for accounts payable and accrued liabilities. As of December 31, 2019, our current liabilities were $1,482,463 comprised of $1,187,828 due to related parties and $294,635 in accounts payable and accrued liabilities.

	For the Six Months Ended
	June 30,
	2020	2019	Change	%
Cash used in operating activities	$(530,979)	$(131,310)	$(399,669)	304%
Cash provided by financing activities	550,793	79,439	471,354	593%
Effects on changes in foreign exchange rate	-	884	(884)	(100)%
Net change in cash and cash equivalents	$19,814	$(50,987)	$70,801	(139)%

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2020 was $530,979, compared to $131,310 for the six month period ended June 30, 2019. The increase of $399,669 was primarily a result of an increase in net loss and accounts receiable, prepaid expenses and deposits and inventories, partially offset by the increase in accounts payable and accrued liabilities, during the period.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $550,793 during the six month period ended June 30, 2020 compared to $79,439 in the six month period ended June 30, 2019. The increase in cash provided by financing activities was primarily a result of an increase in advances from shareholders.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2020 of $2,063,705, a net loss for the six months ended June 30, 2020 of $430,719 and net cash used in operating activities for the six months ended June 30, 2020 of $530,979. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company’s controlling shareholder and Chief Executive Officer, Joseph Ho has provided a personal guarantee of loan in writing that he would provide to the Company of up to $1.0 million for investment and working capital purposes. The Company believes this guarantee should be considered a material event in executing its overall plan described in the foregoing.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs..

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the following material weaknesses and significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNION BRIDGE HOLDINGS LIMITED

Dated: July 31, 2020	By:	/s/ Joseph Ho
	Name:	Joseph Ho
	Title:	Chief Executive Officer

Dated: July 31, 2020	By:	/s/ Kenny Chow
	Name:	Kenny Chow
	Title:	Chief Financial Officer

