Form 10-Q
period 2020-09-30
UNION BRIDGE HOLDINGS LTD.
filed 2020-10-30
CIK 1621199

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2020

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

As of October 30, 2020, 241,146,887 shares of the registrant’s common stock, par value $0.001, were outstanding.

UNION BRIDGE HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2020 and September 30, 2019 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	8

	Notes to Condensed Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalent	$2,013	$22,339
Accounts receivable	103,427	-
Prepaid expenses and deposits	126,112	135,112
Inventories	64,095	30,715
Total Current Assets	295,647	188,166
TOTAL ASSETS	$295,647	$188,166

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	334,465	243,777
Accounts payable and accrued liabilities - Related parties	88,865	50,858
Due to related parties	1,770,760	1,187,828
Total Current Liabilities	2,194,089	1,482,463
Total Liabilities	2,194,089	1,482,463

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
241,146,887 shares issued and outstanding	241,147	241,147
Additional paid in capital	97,542	97,542
Accumulated deficit	(2,237,131)	(1,632,986)
Total Stockholders' Deficit	(1,898,442)	(1,294,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$295,647	$188,166

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues - related party	$-	$21,760	$-	$65,179
Revenues - unrelated party	64,966	-	160,851	-
Cost of Revenue	(64,110)	(16,000)	(132,417)	(47,938)
Gross profit	855	5,760	28,433	17,241

Operating Expenses
General and administrative expenses	144,223	221,366	544,766	346,710
Professional fees	30,062	110,580	87,817	115,183
Total operating expenses	174,285	331,946	632,583	461,893

Loss from operations	(173,429)	(326,186)	(604,150)	(444,652)

Other income
Interest income	5	5	5	37
Tax penalty	-	(371)	-	(371)
Sundry expenses	-	(135)	-	(135)
Total other income	5	(501)	5	(469)
Net loss	$(173,424)	$(326,687)	$(604,145)	$(445,121)

Other comprehensive income /(loss)
Foreign currency translation	-	1,432	-	2,316
Total comprehensive loss	(173,424)	(325,255)	$(604,145)	$(442,805)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	241,146,887	67,869,872	241,146,887	58,391,344

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

For the three months ended September 30, 2020 and 2019:

					Accumulated other
	Common Stock		Additional	Accumulated	comprehensive
	Shares	Amount	Paid in Capital	Deficit	income (loss)	Total

Balance, June 30, 2020	241,146,887	$241,147	97,542	$(2,063,707)	$-	$(1,725,018)
Net loss	-	-	-	(173,424)	-	(173,424)
Balance, September 30, 2020	241,146,887	$241,147	$97,542	$(2,237,131)	$-	$(1,898,442)

					Accumulated other
	Common Stock		Additional	Accumulated	comprehensive
	Shares	Amount	Paid in Capital	Deficit	income (loss)	Total

Balance, June 30, 2019	53,600,000	$53,600	-	$(656,863)	$801	$(602,462)
Issue of shares for acquisition of subsidiaries	187,546,887	187,547	-	(182,458)	-	5,089
Net loss	-	-	-	(326,687)	-	(326,687)
Foreign currency translation gain	-	-		-	1,432	1,432
Balance, September 30, 2019	241,146,887	$241,147	$-	$(1,166,008)	$2,233	$(922,628)

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

(UNAUDITED)

For the nine months ended September 30, 2020 and 2019:

					Accumulated other
	Common Stock		Additional	Accumulated	comprehensive
	Shares	Amount	Paid in Capital	Deficit	income (loss)	Total

Balance, December 31, 2019	241,146,887	$241,147	$97,542	$(1,632,986)	$-	$(1,294,297)
Net loss	-	-	-	(604,145)	-	(604,145)
Balance, September 30, 2020	241,146,887	$241,147	$97,542	$(2,237,131)	$-	$(1,898,442)

					Accumulated other
	Common Stock		Additional	Accumulated	comprehensive
	Shares	Amount	Paid in Capital	Deficit	income (loss)	Total

Balance, December 31, 2018	53,600,000	$53,600	$-	$(538,429)	$(83)	$(484,912)
Issue of shares for acquisition of subsidiaries	187,546,887	187,547	-	(182,458)	-	5,089
Net loss	-	-	-	(445,121)	-	(445,121)
Foreign currency translation gain	-	-	-	-	2,316	2,316
Balance, September 30, 2019	241,146,887	$241,147	$-	$(1,166,008)	$2,233	$(922,628)

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(604,145)	$(445,121)
Changes in operating assets and liabilities:
Accounts receivable	(103,427)	-
Prepaid expenses and deposits	9,000	23,582
Inventory	(33,380)	-
Accounts payable and accrued liabilities	90,687	23,844
Accounts payable and accrued liabilities - Related parties	38,007	-
Net Cash Used in Operating Activities	(603,258)	(397,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	609,470	332,418
Repayment to related parties	(26,538)	(15,360)
Net Cash Provided by Financing Activities	582,932	317,058

Effects on changes in foreign exchange rate	-	2,316

Net change in cash and cash equivalents	(20,326)	(78,321)
Cash and cash equivalents, beginning of period	22,339	97,870
Cash and cash equivalents, end of period	$2,013	$19,549

Supplemental cash flow information
Interest received	$5	$37
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Operating expenses paid by related parties	$582,932	$317,058

See accompanying notes to the unaudited interim consolidated financial statements

UNION BRIDGE HOLDINGS LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $604,145 for the period ended September 30, 2020. As of September 30, 2020, the Company had an accumulated deficit of $2,237,131, working capital deficit of $1,898,442, and stockholders’ deficit of $1,898,442; its net cash used in operating activities for period ended September 30, 2020 was $603,258.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company conducts businesses in China and Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of September 30, 2020, the Company has no dilutive securities.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Revenue recognition

The Company adopted ASC606 “Revenue Recognition”, and recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Recently Adopted Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, operations or cash flows.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2020 and December 31, 2019. As at September 30, 2020 and December 31, 2019, the Company had accounts receivable of $103,427 and $0, respectively.

NOTE 5 – PREPAID EXPENSES AND DEPOSITS

	September 30,	December 31,
	2020	2019
Prepaid expenses	$3,000	$12,000
Deposits for platform design	111,846	111,846
Sundry deposits	11,266	11,266
	$126,112	$135,112

NOTE 6 – INVENTORIES

$9,831 and $54,264 of the inventories of $64,095 as of September 30, 2020 is finished clothing goods and finished surgical masks, respectively. There are no inventory write-offs made as of September 30, 2020.

All of the inventories of $30,715 as of December 31, 2019 is finished clothing goods. There are no inventory write-offs made as of December 31, 2019.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30,	December 31,
	2020	2019
Accounts payable	$-	$55,015
Accrued charges	423,329	239,620
	$423,329	$294,635

NOTE 8 - RELATED-PARTY TRANSACTIONS

For the periods ended September 30, 2020 and 2019, the Company received advances of $609,470 and $332,418 from the Company’s director, who is also our CEO and majority shareholder, and Union Glory Gold Holdings Limited (“Union Glory”), a Company controlled by our CEO, and repaid $26,538 and $15,360, respectively.

As of September 30, 2020 and December 31, 2019, the balances owed to the related parties totaled $1,770,760 and $1,187,828, respectively.

For the periods ended September 30, 2020 and 2019, the Company has provided computer services to Union Glory Gold Holdings Limited and earned a service income of $0 and $65,179, respectively. Union Glory Gold Holdings Limited is under the control by the major shareholder of the Company.

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

During the period ended September 30, 2020, the Company has issued no Common Stock.

During the period ended September 30, 2019, the Company issued Common Stock as follows:

•	On September 24, 2019, in connection with the Exchange with Conperin (see Notes 1 and 3), the Company issued 187,546,887 shares of Common Stock.

As of September 30, 2020 and December 31, 2019, 241,146,887 shares of Common Stock were issued and outstanding.

NOTE 10 – CONCENTRATION RISK

As of September 30, 2020, 63% and 37% of the accounts receivable of $103,427 was due from two clients, respectively, who are unrelated to the Company.

During the period ended September 30, 2020, 99% of the revenue of $160,850 was received from three clients, who are unrelated to the Company.

During the period ended September 30, 2019, 100% of the revenue of $65,179 was received from a single client, who is a related party to the Company (Note 8).

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020, up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

On November 11, 2019, our subsidiary Circle YY Technologies Hong Kong Limited, which operates our CircleYY platforms, launched its unique ecosystem technology covering social networking, content and e-commerce. Our CircleYY website platform had 63 registered members as of September 30, 2020.

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

The following comparative analysis on results of operations was based on the comparative financial statements, footnotes and related information for the three and nine months ended September 30, 2020 and 2019. This analysis should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three Month Period Ended September 30, 2020 Compared to the Three Month Period Ended September 30, 2019

	For the Three Months Ended
	September 30,
	2020	2019	Change	%
Revenues - related party	$-	$21,760	$(21,760)	(100%)
Revenues - unrelated party	64,966	-	64,966	100%
Cost of revenue	(64,110)	(16,000)	(48,110)	301%
Gross Profit	855	5,760	(4,905)	(85%)
General and administrative expenses	(144,223)	(221,366)	77,143	(35%)
Professional fees	(30,062)	(110,580)	80,518	(73%)
Interest income	5	5	-	5%
Net loss	$(173,424)	$(326,181)	$152,757	(47%)

Revenue

For the three months ended September 30, 2020, we generated revenue of $64,966 from our sales of fashion and wellness products and surgical masks via our e-commerce platform compared with $21,760 for the same period in 2019 from computer consulting services provided to a client. The increase was mainly attributed to greater amount of sales of products compared with the computer consulting services provided.

Cost of Revenue

For the three months ended September 30, 2020, we had cost of revenue of $64,110, compared with $16,000 for the same period in 2019. The increase was mainly attributed to greater purchase cost of products for sales compared with the cost of providing computer consulting services.

Operating Expenses

Total operating expenses for the three months ended September 30, 2020 were $174,285, a decrease of $157,661, compared to $331,946 for the same period in 2019. The decrease was primarily due to the decrease in marketing fees and auditor’s remuneration.

Net Loss

The net loss for the three months ended September 30, 2020 was $173,424, a decrease of $152,757, compared to $326,181 for the same period of 2019. The decrease was primarily the result of the decrease in operating expenses.

Nine Month Period Ended September 30, 2020 Compared to the Nine Month Period Ended September 30, 2019

	For the Nine Months Ended
	September 30,
	2020	2019	Change	%
Revenues - related party	$-	$65,179	$(65,179)	(100%)
Revenues - unrelated party	160,851	-	160,851	100%
Cost of revenue	(132,417)	(47,938)	(84,479)	176%
Gross Profit	28,433	17,241	11,192	65%
General and administrative expenses	(544,766)	(346,710)	(198,056)	57%
Professional fees	(87,817)	(115,183)	27,366	(24%)
Interest income	-	37	(37)	(100%)
Net loss	$(604,148)	$(444,615)	$(159,533)	36%

Revenue

For the nine months ended September 30, 2020, we generated revenue of $160,851 from our sales of fashion and wellness products and surgical masks via our e-commerce platform compared with $65,179 for the same period in 2019 from computer consulting services provided to a client. The increase was mainly attributed to greater amount of sales of products compared with the computer consulting services provided.

Cost of Revenue

For the nine months ended September 30, 2020, we have cost of revenue of $132,417, compared with $47,938 for the same period in 2019. The increase was mainly attributed to greater purchase cost of products for sales compared with the cost of providing computer consulting services.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2020 were $632,583, an increase of $170,690, compared to the nine months ended September 30, 2019 when total operating expenses were $461,893. The increase was primarily due to the increase in salaries.

Net Loss

The net loss for the nine months ended September 30, 2020 was $604,148, an increase of $159,533, compared to the nine months ended September 30, 2019 when the net loss was $444,615. The increase was primarily the result of the increase in operating expenses.

Liquidity and Capital Resources

	September 30,	December 31,
	2020	2019	Change	%
Cash	$2,013	$22,339	$(20,326)	(91%)
Total assets	$295,647	$188,166	$107,481	57%
Total liabilities	$2,194,089	$1,482,463	$711,626	48%
Stockholders’ equity	$(1,898,442)	$(1,294,297)	$(604,145)	47%

	September 30,	December 31,
	2020	2019	Change	%
Current assets	$295,647	$188,166	$107,481	57%
Current liabilities	$2,194,089	$1,482,463	$711,626	48%
Working capital deficiency	$(1,898,443)	$(1,294,297)	$(604,146)	47%

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2020, we had a working capital deficit of $1,898,442, an increase of $604,146 from our working capital deficit of $1,294,297 at December 31, 2019. The increase in the deficit is primarily a result of an increase in accounts payable and accrued liabilities and due to related parties, partially offset by an increase in accounts receivable and inventories. As of September 30, 2020, our total assets were $295,647 compared to $188,166 in total assets at December 31, 2019. Total assets as of September 30, 2020 were comprised of $2,013 in cash and cash equivalents, $103,427 in accounts receivable, $126,112 in prepaid expenses and deposits and $64,095 in inventories, while as at December 31, 2019 total assets were comprised $22,339 in cash, $135,112 in prepaid expenses and deposits and $30,715 in inventories. As of September 30, 2020, our current liabilities were $2,194,089 comprised of $1,770,760 due to related parties and $423,329 for accounts payable and accrued liabilities. As of December 31, 2019, our current liabilities were $1,482,463 comprised of $1,187,828 due to related parties and $294,635 in accounts payable and accrued liabilities.

	For the Nine Months Ended
	September 30,
	2020	2019	Change	%
Cash used in operating activities	$(603,258)	$(397,695)	$(205,563)	52%
Cash provided by financing activities	582,932	317,058	265,874	84%
Effects on changes in foreign exchange rate	-	2,316	(2,316)	(100%)
Net change in cash and cash equivalents	$(20,326)	$(78,321)	$57,995	(74%)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2020 was $603,258, compared to $397,695 for the nine month period ended September 30, 2019. The increase of $205,563 was primarily a result of an increase in net loss and accounts receivable and inventories, partially offset by the increase in accounts payable and accrued liabilities, during the period.

Cash Flows From Financing Activities

We have financed our operations primarily with advances from shareholders. Net cash provided by financing activities was $582,932 during the nine month period ended September 30, 2020 compared to $317,058 in the nine month period ended September 30, 2019. The increase in cash provided by financing activities was primarily a result of an increase in advances from shareholders.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2020 of $2,237,131, a net loss for the nine months ended September 30, 2020 of $604,145 and net cash used in operating activities for the nine months ended September 30, 2020 of $603,258. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the following material weaknesses and significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the three month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNION BRIDGE HOLDINGS LIMITED

Dated: October 30, 2020	By:	/s/ Joseph Ho
	Name:	Joseph Ho
	Title:	Chief Executive Officer

Dated: October 30, 2020	By:	/s/ Kenny Chow
	Name:	Kenny Chow
	Title:	Chief Financial Officer

